Form 10-Q
period 1996-06-30
KELLSTROM INDUSTRIES INC
filed 1996-08-07
CIK 918275

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-23764

                           KELLSTROM INDUSTRIES, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                      13-3753725
- --------                                                      ----------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)

14000 N.W. 4 ST., SUNRISE, FLORIDA                 33325
- ----------------------------------                -------
(Address of principal executive offices)         Zip Code

(954) 845-0427
- --------------
(Issuer's telephone number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO
   --------   --------

          State the number of shares of common stock outstanding as of
                        July 25, 1996: 2,881,818 shares.

Transitional Small Business Disclosure Format (check one):

YES         NO   X
   --------   --------

                           KELLSTROM INDUSTRIES, INC.

                          QUARTERLY REPORT FORM 10-QSB

                                      INDEX

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1 -  Financial Statements:

          Condensed Balance Sheet                                              3

          Condensed Statements of Operations                                   5

          Condensed Statements of Cash Flows                                   7

          Notes to Condensed Financial Statements                              9

          Pro Forma Condensed Statements of Operations                        11

Item 2 -  Management's Discussion and Analysis of                             16
          Financial Condition and Results of Operations


                                     PART II

Item 6 -  Exhibits and Reports on Form 8-K                                    19

          Signatures                                                          20

       ITEM I   FINANCIAL STATEMENTS

                           KELLSTROM INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS

                                                           (UNAUDITED)
                                                          JUNE 30, 1996        DECEMBER 31, 1995
                                                         ---------------     ---------------------


                               ASSETS
 Current Assets:
       Cash and cash equivalents                          $   205,477            $   210,871
       Trade receivables, net of allowance
          for returns and doubtful accounts of $125,531
          as of June 30, 1996 and December 31, 1995         2,312,581              3,319,025
       Inventory                                           12,724,186             11,852,019
       Engines under operating leases, net                  1,547,660                   --
       Prepaid expenses and other current assets              370,852                307,051
       Investment in warrants                                 200,000                   --
                                                          -----------            -----------

             Total current assets                         $17,360,756            $15,688,966




Property, plant and equipment, net                          2,464,856              1,738,677
Intangible assets, net                                      3,784,506              3,921,624
Investment in warrants                                           --                  200,000
Other assets                                                  532,112                368,296
                                                          -----------            -----------

              Total Assets                                $24,142,230            $21,917,563
                                                          ===========            ===========

            See accompanying notes to condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (continued)

                                                                                   (UNAUDITED)
                                                                                  JUNE 30, 1996         DECEMBER 31, 1995
                                                                                -----------------     ---------------------


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Short-term notes payable                                                      $ 4,281,000            $ 2,251,000
      Current maturities of long-term debt and capital lease obligations                100,217                 97,915
      Accounts payable                                                                1,548,507              2,167,214
      Accrued expenses                                                                  557,935                858,733
      Income taxes payable                                                              283,838                643,732
                                                                                    -----------            -----------

             Total current liabilities                                              $ 6,771,497            $ 6,018,594


Long-term debt and capital lease obligations, less current maturities                 2,886,871              2,760,223
                                                                                    -----------            -----------

             Total Liabilities                                                      $ 9,658,368            $ 8,778,817





Stockholders' Equity
      Preferred stock, $.001 par value; 1,000,000 shares authorized;
             none issued                                                                   --                     --
      Common stock, $.001 par value; 20,000,000 shares authorized;
             2,881,818 shares issued and outstanding                                      2,882                  2,882
      Additional paid-in capital                                                     12,769,565             12,769,565
      Retained earnings                                                               1,711,415                366,299
                                                                                    -----------            -----------

             Total Stockholders' Equity                                             $14,483,862            $13,138,746
                                                                                    -----------            -----------

             Total Liabilities and Stockholders' Equity                             $24,142,230            $21,917,563
                                                                                    ===========            ===========

            See accompanying notes to condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                                    --------
                                                                      1996                            1995
                                                                 --------------                   ------------
Net revenues                                                     $    5,917,832                   $    153,888



Cost of goods sold                                                   (3,630,968)                       (40,388)
Selling, general and administrative expenses                           (729,330)                       (31,884)
Depreciation and amortization                                          (110,631)                        (9,124)
                                                                 --------------                   ------------

    Operating income                                             $    1,446,903                   $     72,492
SPAC operating costs and expenses                                           ---                        (77,075)
Investment advisory expenses                                                ---                       (621,874)
                                                                 --------------                   ------------

    Income (loss) before interest and income taxes               $    1,446,903                   $   (626,457)


Interest income                                                           7,369                        148,641
Interest expense                                                       (143,402)                        (1,584)
                                                                 --------------                   ------------

    Income (loss) before income taxes                            $    1,310,870                   $   (479,400)

Income taxes                                                           (482,461)                           ---
                                                                 --------------                   ------------

    Net income (loss)                                            $      828,409                   $   (479,400)
                                                                 ==============                   ============

    Net income (loss) per share                                  $         0.13 *                 $      (0.18)
                                                                 ==============                   ============

Weighted average number of shares outstanding                         8,050,454*                     2,654,945
                                                                 ==============                   ============

            See accompanying notes to condensed financial statements



* The net income per share is reported based upon the weighted average of the common shares outstanding along with the inclusion of the effect of the options and warrants outstanding during the periods using the modified treasury stock method in accordance with generally accepted accounting principles. The effect of this is to increase the weighted average number of common shares outstanding from 2,881,818 to 8,050,454 for the quarter ended June 30, 1996.


                                          KELLSTROM INDUSTRIES, INC.
                                      CONDENSED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                       ----------------
                                                                   1996                   1995
                                                               ------------            -----------
Net revenues                                                  $ 11,188,827             $  153,888


Cost of goods sold                                              (7,112,983)               (40,388)
Selling, general and administrative expenses                    (1,477,431)               (31,884)
Depreciation and amortization                                     (215,496)                (9,124)
                                                              ------------             ----------


    Operating income                                          $  2,382,917             $   72,492

SPAC operating costs and expenses                                     --                 (345,328)
Investment advisory expenses                                          --                 (621,874)
                                                              ------------             ----------

    Income (loss) before interest and income taxes            $  2,382,917             $ (894,710)

Interest income                                                     12,576                304,571
Interest expense                                                  (264,583)                (1,584)
                                                              ------------             ----------


    Income (loss) before income taxes                         $  2,130,910             $ (591,723)

Income taxes                                                      (785,794)                  --
                                                              ------------             ----------

    Net income (loss)                                         $  1,345,116             $ (591,723)
                                                              ============             ==========

    Net income (loss) per share                               $       0.23 *           $    (0.22)
                                                              ============             ==========

Weighted average number of shares outstanding                    8,050,454 *            2,652,486
                                                              ============             ==========

            See accompanying notes to condensed financial statements

* The net income per share is reported based upon the weighted average of the common shares outstanding along with the inclusion of the effect of the options and warrants outstanding during the periods using the modified treasury stock method in accordance with generally accepted accounting principles. The effect of this is to increase the weighted average number of common shares outstanding from 2,881,818 to 8,050,454 for the six months ended June 30, 1996.


                           KELLSTROM INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                               --------

                                                                                     1996                     1995
                                                                                 ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $  1,345,116             $   (591,723)
                                                                                 ------------             ------------

Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
     Depreciation and amortization                                               $    203,623             $      9,124
     Amortization of deferred finance costs                                            11,873                      ---
     Deferred income taxes                                                             23,188                      ---
     Acquisition expenses                                                                 ---                  381,250

Changes in operating assets and liabilities:
      Decrease in trade receivables, net                                             1,006,444                   51,070
     (Increase) in inventory                                                         (872,167)                (945,012)
     (Increase) in prepaid expenses and other current assets                         (271,574)                 (23,805)
      Decrease in other assets                                                         31,770                    2,147
     (Decrease) Increase in accounts payable                                         (618,707)                 586,176
     (Decrease) Increase in accrued expenses                                         (300,797)                 175,180
     (Decrease) Increase in income taxes payable                                     (359,894)                 103,145
                                                                                 ------------             ------------

                  Net cash provided by (used in) operating activities            $    198,875             $   (252,448)
                                                                                 ------------             ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
U.S. Government securities sold                                                           ---             $ 10,786,209
Treasury bills sold                                                                       ---                  594,518
Purchase of KST assets net of cash acquired                                               ---               (5,790,800)
Purchase of engines held under operating leases                                  $ (1,550,000)                     ---
Purchases of property, plant and equipment                                           (788,844)                     ---
                                                                                 ------------             ------------

                  Net cash provided by (used in) investing activities            $ (2,338,844)            $  5,589,927
                                                                                 ------------             ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Debt proceeds                                                                    $ 11,311,221             $        ---
Debt repayment, including capital lease obligations                                (9,152,271)                (897,208)
Other                                                                                 (24,375)                     ---
                                                                                 ------------             ------------

                  Net cash provided by (used in) financing activities            $  2,134,575             $   (897,208)
                                                                                 ------------             ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                               $     (5,394)            $  4,440,271

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                          210,871                   72,356
                                                                                 ------------             ------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                           $    205,477                4,512,627
                                                                                 ============             ============

                                   (continued)
            See accompanying notes to condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                                  --------

                                                                                        1996                    1995
                                                                                    ------------            -----------
Supplemental disclosures of non-cash investing and financing activities:
     KST assets acquired for notes payable                                                                  $ 2,230,000
                                                                                                            ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:

     Interest                                                                       $    194,301            $     1,584
                                                                                    ============            ===========

     Income taxes                                                                   $  1,128,500            $       ---
                                                                                    ============            ===========


Supplemental disclosures of purchase of KST assets, net of liabilities:
     Cash                                                                                                   $   209,200
     Receivables                                                                                              2,256,628
     Warrants                                                                                                   200,000
     Inventory                                                                                                4,235,059
     Prepaid expenses                                                                                            87,146
     Property, plant and equipment                                                                            1,522,586
     Goodwill                                                                                                 4,060,477
     Other assets                                                                                                64,491
                                                                                                            -----------
               Total assets                                                                                 $12,635,587
                                                                                                            ===========


     Accrued expenses                                                                                       $   310,303
     Accounts payable                                                                                         2,533,464
     Notes payable                                                                                            1,561,820
                                                                                                            -----------
               Total liabilities                                                                            $ 4,405,587
                                                                                                            ===========

               Net acquisition cost                                                                         $ 8,230,000

     Less discounted present value of note given to seller                                                    2,230,000
                                                                                                            -----------

     Cash paid to seller at closing                                                                         $ 6,000,000

     Less cash acquired                                                                                         209,200
                                                                                                            -----------

               Net cash used in acquisition                                                                 $ 5,790,800
                                                                                                            ===========

            See accompanying notes to condensed financial statements

                                        8

KELLSTROM INDUSTRIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

       The accompanying condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed balance sheet as of December 31, 1995 has been derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.

       In the opinion of management of the Company, the condensed financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed financial position of Kellstrom Industries, Inc. as of June 30, 1996, and the condensed results of operations for the three month periods and six month periods ended June 30, 1996 and 1995 and the condensed cash flows for the six month periods ended June 30, 1996 and 1995. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - ACQUISITION

       On June 22, 1995, Israel Tech Acquisition Corp. ("ITAC" or the "Company") acquired substantially all of Kellstrom Industries, Inc.'s ("KST") right, title and interest in and to all of the assets and liabilities of the commercial jet aircraft engine part distribution and refurbishing business of KST of every kind, nature and description, whether real, personal, or mixed, tangible or intangible ("Acquisition"). Upon consummation of the transaction, ITAC changed its name to Kellstrom Industries, Inc. In consideration for KST, the Company paid $9,000,000, of which $6,000,000 was paid in cash and the remaining $3,000,000 was paid in the form of an unsecured, non-interest bearing note. Additionally, Rada Electronic Industries, Inc. ("Rada"), the indirect parent of KST prior to the June 22, 1995 acquisition, will pay the Company an annual $200,000 consulting fee for the next five years. The acquisition has been accounted for using the purchase method. Actual and Pro forma Condensed Statements of Operations - unaudited have been provided herein to report the results of operations for the six month periods ended June 30, 1996 and 1995 as though the Acquisition had occurred at the beginning of the period being reported.

NOTE 3 - DEBT AND CAPITAL LEASE OBLIGATIONS

       Upon the consummation of the acquisition by ITAC of the assets of KST, the Company assumed a mortgage note in the amount of $666,820 and a revolving line of credit in the amount of $895,000. The mortgage note is secured by a first mortgage on the Company's land and building. The line of credit is secured by the Company's accounts receivable, inventory, and equipment. A payment of $894,000 was made on the line of credit on June 23, 1995. On November 7, 1995, the revolving line of credit was replaced by a $3,000,000 revolving note which was subsequently replaced on May 8, 1996 by a $5,000,000 revolving note which bears interest payable monthly at 1% above the bank's prime rate (which was 8.25% at June 30, 1996).

       As part of the purchase of the assets of KST, the Company issued an unsecured non-interest bearing note in the amount of $3,000,000. The note is payable in eight equal semi-annual payments of $125,000 with the remaining $2,000,000 to be paid on the fourth anniversary of the acquisition in cash or, under certain circumstances, in whole or in part by the issuance of additional shares of Common Stock which for such purpose shall be valued at the higher of the market price per share at such time or $5.00 per share. The note is discounted at a rate of 9%.

       On May 8, 1996 the Company entered into a $3,000,000 guidance note with BankAtlantic to finance the purchase of specific jet engines. The note, which bears interest at 1% above the bank's prime rate (which was 8.25% at June 30, 1996), is due on the earlier of the sale of the acquired jet engine or May 31, 1997. Interest is payable monthly. In January of 1996 the Company entered into a $750,000 credit facility in the form of a construction/mortgage loan to fund the Company's expansion of its existing office and warehouse complex. Interest at prime (8.25% at June 30, 1996) plus 1.5% is payable monthly; principal is due to become part of the existing first mortgage note upon completion of the construction process. The Company contracted for the expansion of its office and warehouse facilities during the third quarter of 1995 and completion is expected to be in the late summer of 1996.

NOTE 4 - STOCKHOLDERS' EQUITY

       The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

       The Company is authorized to issue 20,000,000 shares of common stock, par value $.001 per share. At June 30, 1996 and December 31, 1995 the Company had 2,881,818 shares of common stock outstanding.

       At June 30, 1996 and December 31, 1995 the Company had 5,010,000 and 4,910,000 warrants, respectively, outstanding. Each warrant entitles the holder to the purchase of one share of the Company's common stock at a stated price of $5.00 for 4,910,000 of the warrants and at $8.75 for the additional 100,000 warrants that were outstanding at June 30, 1996. These warrants are exercisable at various times principally commencing on June 22, 1995 and expiring on or before April 11, 2001. The Company has reserved 5,010,000 common shares for the exercise of these warrants.

       At June 30, 1996 and December 31, 1995 the Company had 200,000 unit purchase options outstanding. Each unit purchase option entitles the holder to the purchase of one unit for $7.62 per unit. Each unit consists of one share of the Company's common stock, $.001 par value, and two warrants (such warrants are exercisable as previously defined). These unit purchase options are exercisable commencing on April 11, 1995 and expiring on April 11, 1999. As of June 30, 1996 none of the unit purchase options had been exercised.


NOTE 5 - EARNINGS PER SHARE

       Net earnings per common and common equivalent share are computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares assume the exercise of all dilutive stock options and warrants. Primary and fully diluted earnings per common and common equivalent share are essentially the same. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

PRO FORMA CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

The Company acquired substantially all of the assets and operations of KST on June 22, 1995 ("Acquisition Date").

Subsequent to the Acquisition Date, the operations that were unique to the Company prior to the Acquisition Date are no longer needed and have accordingly been discontinued. Certain significant expense items that are directly related to these unique activities will not recur in future periods including acquisition expenses, ITAC operating costs and expenses and ITAC interest expenses. Also, the interest income that was realized by ITAC will no longer occur, although the Company expects to continue to invest excess cash in interest-bearing accounts and securities.

Pro forma Condensed Statements of Operations have been provided herein to report the results of operations for the first six months of the prior year as though the companies had combined at the beginning of the period being reported.

                           KELLSTROM INDUSTRIES, INC.
             ACTUAL and PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          SIX MONTHS ENDED
                                                          ----------------
                                                   JUNE 30, 1996  JUNE 30, 1995
                                                                    PRO FORMA
                                                      ACTUAL         COMBINED
                                                  --------------   ------------
Net revenues                                       $ 11,188,827    $ 6,264,967

Cost of goods sold                                   (7,112,983)    (4,208,729)
Selling, general and administrative expenses         (1,477,431)      (920,899)
Depreciation and amortization                          (215,496)      (152,486)
                                                   ------------    -----------
    Operating income                               $  2,382,917    $   982,853

Interest income                                          12,576        126,536
Interest expense                                       (264,583)      (206,516)
                                                   ------------    -----------

    Income before income taxes                     $  2,130,910    $   902,873

Income taxes                                           (785,794)      (338,578)
                                                   ------------    -----------
    Net income                                     $  1,345,116    $   564,295
                                                   ============    ===========
    Net income per share (B)                       $       0.23 *  $      0.14 *
                                                   ============    ===========
Weighted average number of shares outstanding(B)      8,050,454 *    7,300,141 *
                                                   ============    ===========

     See accompanying notes to condensed and pro forma condensed statements of operations

* The net income per share is reported based upon the weighted average of the common shares outstanding along with the inclusion of the effect of the options and warrants outstanding during the periods using the modified treasury stock method in accordance with generally accepted accounting principles. The effect of this is to increase the weighted average number of common shares outstanding from 2,881,818 to 8,050,454 for the six months ended June 30, 1996 and from 2,836,364 to 7,300,141 for the six months ended June 30, 1995.


                           KELLSTROM INDUSTRIES, INC.
                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                 SIX MONTHS ENDED JUNE 30, 1995
                                                   -------------------------------------------------------
                                                         HISTORICAL                PRO FORMA      PRO FORMA
                                                      ITAC            KST        ADJUSTMENTS(A)   COMBINED
                                                   ---------------------------  --------------    ---------
Net revenues                                              --      $ 6,183,648    $  81,319    $ 6,264,967

Cost of goods sold                                        --       (4,208,729)        --       (4,208,729)
Selling, general and administrative expenses              --         (835,486)       4,587       (920,899)
                                                                                   (90,000)

Depreciation and amortization                             --          (57,054)      33,912       (152,486)
                                                                                  (128,644)
                                                                                      (700)
                                                   -----------    -----------    ---------    -----------
   Operating income (loss)                                --      $ 1,082,379    $ (99,526)   $   982,853


SPAC operating costs and expenses                  $  (345,328)           --        345,328            --
Investment advisory expenses                          (621,874)       (13,823)      635,697            --
                                                   -----------    -----------    ----------   -----------

    Income (loss) before interest and
      income taxes                                 $  (967,202)   $ 1,068,556    $ 881,499     $  982,853


Interest income                                        304,571         23,154     (201,189)       126,536
Interest expense                                        (1,584)      (132,609)       1,584       (206,516)
                                                                                    61,093
                                                                                  (135,000)
                                                   -----------    -----------    ---------    -----------
 Income (loss) before income taxes                 $  (664,215)   $   959,101    $ 607,987    $   902,873

Income taxes                                           249,081       (359,663)    (227,995)      (338,578)
                                                   -----------    -----------    ---------    -----------
   Net income (loss)                               $  (415,134)    $  599,438    $ 379,992    $   564,295
                                                   ===========    ===========    =========    ===========
   Net income (loss) per share (B)                 $     (0.15)          --           --      $      0.14*
                                                   ===========                                ===========
Weighted average number of shares outstanding(B)     2,700,000           --           --        7,300,141*
                                                   ===========                                ===========


       See accompanying notes to pro forma condensed statement of operations

* The net income per share is reported based upon the weighted average of the common shares outstanding along with the inclusion of the effect of the options and warrants outstanding during the period using the modified treasury stock method in accordance with generally accepted accounting principles. The effect of this is to increase the weighted average number of common shares outstanding from 2,836,364 to 7,300,141 for the six months ended June 30, 1995.



NOTES TO PRO FORMA CONDENSED STATEMENT OF OPERATIONS
(A) For purposes of presenting the pro forma condensed statement of operations, the following adjustments have been made:


                                                                                             SIX MONTHS ENDED
                                                                                              JUNE 30, 1995
                                                                                            --------------------
Increase (decrease) in income:

Increase in consulting income relating to consulting agreement with Rada                    $             81,319
Marketing, management and director fees charged to Kellstrom
     by its former parent and affiliates                                                                   4,587
Annual $90,000 payments to Directors                                                                     (90,000)
Decrease in amortization expense resulting from write-off of existing goodwill                            33,912
Amortization of goodwill (15 year life)                                                                 (128,644)
Depreciation of property (40 year life)                                                                     (700)
Elimination of all ITAC   S. G. & A. expenses since all business activities will be conducted
     by Kellstrom after the Acquisition                                                                  345,328
Elimination of all acquisition expense since it is non-recurring                                         635,697
Decrease in interest income resulting from the sale of U.S. Government securities                       (201,189)
Elimination of all ITAC interest expense since all business activities will be conducted                   1,584
     by Kellstrom after the Acquisition
Elimination of interest charged to Kellstrom by its former parent company                                 61,093
Imputed interest on $2,230,000 note payable to Rada issued at 9%                                        (135,000)
                                                                                              ------------------
                                                                                              $          607,987

                                                                                                        (227,995)
Tax effect of pro forma adjustments                                                           ------------------
     Net adjustment                                                                           $          379,992
                                                                                              ==================


                           KELLSTROM INDUSTRIES, INC.

              NOTES TO PRO FORMA CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

(B) The following table reconciles net income to the amount used for purposes of determining net income per share under the modified treasury stock method:

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30
                                                                 -----------------------
                                                                    ACTUAL    PRO FORMA
                                                                     1996         1995
                                                                 ----------   ----------
Net income                                                       $1,345,116   $  564,295
Adjustments to pro forma net income for proceeds from exercise of common stock equivalents:
   Elimination of interest expense (net of tax)                     165,364      129,072
   Interest income on U.S. Government Securities (net of tax)       314,121      306,556
                                                                 ----------   ----------
Adjusted net income                                              $1,824,601   $  999,923

Weighted average actual common shares outstanding                 2,881,818    2,836,364
Weighted average common stock equivalents outstanding             5,168,636    4,463,777
                                                                 ----------   ----------
Weighted average shares outstanding                               8,050,454    7,300,141
                                                                 ----------   ----------
Earnings per share                                               $      .23   $      .14
                                                                 ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

         The Company acquired substantially all of the assets, liabilities and operations of KST on June 22, 1995 and changed its name from Israel Tech Acquisition Corporation ("ITAC") to Kellstrom Industries, Inc. as of that date. This acquisition was the primary objective of the Company when it was formed as a Specified Purpose Acquisition Company ("SPAC"). The operations of the SPAC are no longer pertinent and, accordingly, this analysis of results of operations will focus upon the pro forma combined operating results of Kellstrom and the SPAC for the six months ended June 30, 1995 and on the actual operating results of the Company for the six months ended June 30, 1996 as reported on pages 12 to 15.

RESULTS OF OPERATIONS.

         The unaudited actual results of operations for the six months ended June 30, 1996, as compared with the pro forma results of the period ended June 30, 1995, indicate that net revenue increased by 79% to $11,188,827 from $6,264,967 in 1995 and gross profits increased by 98% to $4,075,844 from $2,056,238 in 1995. Operating income increased by 142% to $2,382,917 from $982,853 pro forma in 1995 and net income increased by 138% to $1,345,116 from $564,295 pro forma in 1995. The increase in net revenue is due primarily to additional inventory availability as a result of an increase in working capital made available from the SPAC and from the Company's increased bank credit facility. Also contributing to the increase in revenues is the expansion of the Company's sales department and product lines coupled with the growth of the Company's customer base. Gross margins have been unusually strong in the first half of 1996 and management expects these margins to return to the Company's historical level during the second half of the year.

         The net income per share is reported based upon the weighted average of the common shares outstanding along with the inclusion of the effect of the options and warrants outstanding during the periods using the modified treasury stock method in accordance with generally accepted accounting principles. The effect of this is to increase the weighted average number of common shares outstanding from 2,881,818 to 8,050,454 for the six months ended June 30, 1996 and from 2,836,364 to 7,300,141 shares for the six months ended June 30, 1995.

         Total selling, general and administrative expenses increased from $920,899 in the first six months of 1995 to $1,477,431 in the first six months of 1996, but decreased by 1.5% as a percentage of net revenue. The increase in these expenses was a result of 1) expanding the Company's internal structure related to conducting business as a publicly held company; and 2) putting in place the marketing and management personnel necessary to achieve the revenue growth opportunities that are available due to the Company's expanded level of inventory investment, and, 3) operating costs associated with the expansion of the Company's warehouse and office facilities. Based upon current projections, revenues and operating expenses can be expected to grow, but operating expenses are expected to grow at a rate that is less than the revenue growth. These expectations are based upon management's current projections and there can be no assurance that such expectations will be achieved.

LIQUIDITY AND CAPITAL RESOURCES.

         During May of 1996, the Company and its bank, BankAtlantic, completed the increase to the Company's working capital line of credit from $3.0 million to $5.0 million and also agreed upon a new guidance line of $3.0 million to fund the acquisition of specific jet engines. The interest rate on these lines is 1% over the bank's prime rate and the interest is payable monthly. Principal on the guidance line is payable upon the earlier of the disposition of the underlying collateral or the line maturity date. The working capital line and the guidance line both mature on May 31, 1997. The Company's working capital was $10,589,259 as of June 30, 1996, an increase of $918,887 since December 31, 1995.

         The Company plans to utilize its capital base to take advantage of growth opportunities that are consistent with the Company's expansion and profit objectives. These growth opportunities will require the investment of cash into inventories of jet engines and jet engine parts. Greater availability of such inventories will enable the Company to continue to increase its revenues and profits as well as to develop strategic relationships with new customers.

         The Company's expansion program will be financed through its increased bank credit facilities and through the employment of its cash flows along with the effective management of trade credits. Based upon ongoing negotiations with the Company's bank, management expects that the amount available under the Company's bank credit facilities will continue to increase over time.

         The Company contracted for the expansion of its warehouse and office facilities during the third quarter of fiscal 1995. Completion date is expected to be in the late summer of fiscal 1996. These expanded facilities will accommodate increased inventory purchases to enable the Company's future growth and will also allow the Company to eliminate the cost of leasing off-site warehouse facilities. The cost of this expansion will be paid primarily from the construction/mortgage loan commitment that the Company obtained from its bank during the fourth quarter of 1995 and executed during January of 1996.

         The Company entered the short-term engine leasing business during the six month period ended June 30, 1996. This activity will allow the Company to liquidate the remaining maintenance value of jet engines on a profitable basis by realizing both rental income as well as maintenance reserve fees charged to the Company's engine lease customers for their utilization of such engines. Upon the full consumption of the remaining maintenance value in each engine, the Company will evaluate the engine's condition in order to determine if such engine should be refurbished or should be disassembled into piece parts in support of the Company's parts supply business. These leases are accounted for as operating leases. Management expects that the gross profit percentage from its engine leasing activity will be similar to the gross profit percentage realized from its parts supply business.

         During the six month period ended June 30, 1996 the Company's highest utilization of its $5,000,000 working capital line was $4,251,000. The balance due under this line as of June 30, 1996 was $2,946,000. Also during this period, the Company's highest utilization of the guidance line was $1,335,000. The balance due under the guidance line as of June 30, 1996 was $1,335,000. The highest utilization of the construction loan during the period, as well as the balance due as of June 30, 1996, was $501,221.

         The Company's management believes that cash flow from operations, available cash as a result of the Acquisition, and its increased borrowing facilities will be adequate for its current liquidity needs, as well as to enable the completion of its warehouse and office expansion and also to support the Company's continued growth and expansion.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   None.

          (b) A Current Report on Form 8-K was filed by the Company during the first quarter of 1996. A Current Report on Form 8-K reporting the release of the Company's financial results as of, and for the quarter ended, March 31, 1996 was filed on April 26, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August _______, 1996                                  KELLSTROM INDUSTRIES, INC.
                                                      (Registrant)

                                                      -------------------------
                                                      John S. Gleason
                                                      Chief Financial Officer
                                                      and Treasurer