Form 10QSB
period 1996-09-30
KELLSTROM INDUSTRIES INC
filed 1996-11-14
CIK 918275

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-23764

                           KELLSTROM INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                              13-3753725
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

14000 N.W. 4TH ST., SUNRISE, FLORIDA                  33325
(Address of principal executive offices)              Zip Code

(954) 845-0427
(Issuer's telephone number)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO
   ------     ------

     State the number of shares of common stock outstanding as of November 11, 1996: 2,997,818 shares.


Transitional Small Business Disclosure Format (check one):

YES        NO      X
     ----        -----

                           KELLSTROM INDUSTRIES, INC.

                          QUARTERLY REPORT FORM 10-QSB


                                                INDEX

                                                                        Page

                                     PART I
Item 1 - Financial Statements:

         Condensed Balance Sheet                                        3

         Condensed Statements of Operations                             5

         Condensed Statements of Cash Flows                             7

         Notes to Condensed Financial Statements                        9

         Pro Forma Condensed Statements of Operations                   11

Item 2 - Management's Discussion and Analysis of                        16
         Financial Condition and Results of Operations


                                     PART II


Item 4 - Submission of Matters to a Vote of Security Holders            19

Item 6 - Exhibits and Reports on Form 8-K                               19

         Signatures                                                     20


ITEM I   FINANCIAL STATEMENTS


                            KELLSTROM INDUSTRIES, INC.
                             CONDENSED BALANCE SHEETS


                                                        (Unaudited)
                                                    September 30, 1996    December 31, 1995
                                                    ------------------    -----------------
                 Assets

Current Assets:
   Cash and cash equivalents                           $   420,395          $   210,871
   Trade receivables, net of allowance
     for returns and doubtful accounts of $125,531
     as of September 30, 1996 and December 31, 1995      2,499,671            3,319,025
   Inventory                                            14,932,333           11,852,019
   Engines under operating leases, net                   3,032,451                 --
   Prepaid expenses and other current assets               181,867              307,051
   Investment in warrants                                  200,000                 --
                                                       -----------          -----------
      Total current assets                             $21,266,717          $15,688,966

Property, plant and equipment, net                       2,708,390            1,738,677
Intangible assets, net                                   3,715,947            3,921,624
Investment in warrants                                        --                200,000
Other assets                                               476,261              368,296
                                                       -----------          -----------

      Total Assets                                     $28,167,315          $21,917,563
                                                       -----------          -----------
                                                       -----------          -----------








            See accompanying notes to condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (continued)


                                                                            (Unaudited)
                                                                         September 30, 1996     December 31, 1995
                                                                         ------------------     -----------------
                      Liabilities and Stockholders' Equity

Current Liabilities:
   Short-term notes payable                                                 $ 6,717,000            $ 2,251,000
   Current maturities of long-term debt and capital lease obligations           104,296                 97,915
   Accounts payable                                                           2,422,242              2,167,214
   Accrued expenses                                                             570,500                858,733
   Income taxes payable                                                         201,131                643,732
                                                                            -----------            -----------

       Total current liabilities                                            $10,015,169            $ 6,018,594

Long-term debt and capital lease obligations, less current maturities         3,006,150              2,760,223
                                                                            -----------            -----------
       Total Liabilities                                                    $13,021,319            $ 8,778,817




Stockholders' Equity:
   Preferred stock, $ .001 par value; 1,000,000 shares authorized;
      none issued                                                                 --                     --
   Common stock, $ .001 par value; 20,000,000 shares authorized;
      2,881,818 shares issued and outstanding                                     2,882                  2,882
   Additional paid-in capital                                                12,769,565             12,769,565
   Retained earnings                                                          2,373,549                366,299
                                                                            -----------            -----------
       Total Stockholders' Equity                                           $15,145,996            $13,138,746
                                                                            -----------            -----------
       Total Liabilities and Stockholders' Equity                           $28,167,315            $21,917,563
                                                                            -----------            -----------
                                                                            -----------            -----------


            See accompanying notes to condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended
                                                       September 30,
                                                       -------------
                                                     1996          1995
                                                -----------    -----------
Net revenues                                    $ 6,462,088    $ 3,286,480
                                                -----------    -----------
Cost of goods sold                               (4,011,950)    (2,251,710)
Selling, general and administrative expenses       (915,790)      (638,692)
Depreciation and amortization                      (322,608)       (89,873)
                                                -----------    -----------
    Operating income                            $ 1,211,740    $   306,205

SPAC operating costs and expenses                      --          (43,709)
Investment advisory expenses                           --          (22,352)
                                                -----------    -----------
    Income before interest and income taxes     $ 1,211,740    $   240,144

Interest income                                       3,031         47,297
Interest expense                                   (163,765)       (72,703)
                                                -----------    -----------
    Income before income taxes                  $ 1,051,006    $   214,738

Income taxes                                       (388,873)          --
                                                -----------    -----------
    Net income                                  $   662,133    $   214,738
                                                -----------    -----------
                                                -----------    -----------
    Net income per share                        $      0.11    $      0.08
                                                -----------    -----------
                                                -----------    -----------
Weighted average number of shares outstanding     8,050,454      2,775,099
                                                -----------    -----------
                                                -----------    -----------




            See accompanying notes to condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                            -------------
                                                         1996             1995
                                                     ------------    ------------
Net revenues                                         $ 17,650,915    $  3,440,369


Cost of goods sold                                    (11,124,932)     (2,292,099)
Selling, general and administrative expenses           (2,393,222)       (670,576)
Depreciation and amortization                            (526,231)        (98,997)
                                                     ------------    ------------

    Operating income                                 $  3,606,530    $    378,697

SPAC operating costs and expenses                            --          (389,038)
Investment advisory expenses                                 --          (644,225)
                                                     ------------    ------------

    Income (loss) before interest and income taxes   $  3,606,530    $   (654,566)

Interest income                                            15,606         351,869
Interest expense                                         (440,219)        (74,288)
                                                     ------------    ------------

    Income (loss) before income taxes                $  3,181,917    $   (376,985)

Income taxes                                           (1,174,667)           --
                                                     ------------    ------------
    Net income (loss)                                $  2,007,250    $   (376,985)
                                                     ------------    ------------
                                                     ------------    ------------

    Net income (loss) per share                      $       0.34    $      (0.14)
                                                     ------------    ------------
                                                     ------------    ------------

Weighted average number of shares outstanding           8,050,454       2,693,806
                                                     ------------    ------------
                                                     ------------    ------------


            See accompanying notes to condensed financial statements

                             KELLSTROM INDUSTRIES, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                                   Nine Months Ended
                                                                                      September 30,

                                                                                1996                1995
                                                                           ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $  2,007,250        $   (376,985)
                                                                           ------------        ------------

Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                           $    526,231        $     98,997
   Amortization of deferred financing costs                                      16,226                 335
   Deferred income taxes                                                         93,968                ---
   Acquisition expenses                                                            ---              381,250
   Reduction in provision for sales returns and doubtful accounts
     receivable                                                                    ---             (116,590)

Changes in operating assets and liabilities:
   (Increase) Decrease in trade receivables, net                                819,354            (149,549)
   (Increase) in inventory                                                   (3,080,314)         (3,972,561)
   (Increase) in prepaid expenses and other current assets                      (94,622)           (115,782)
   (Increase) Decrease in other assets                                           23,771            (324,707)
   Increase in accounts payable                                                 255,028             528,191
   Increase (Decrease) in accrued expenses                                     (288,232)            308,084
   Increase (Decrease) in income taxes payable                                 (442,601)            141,536
                                                                           ------------        ------------
           Net cash (used in) operating activities                         $   (163,941)       $ (3,597,781)
                                                                           ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
U.S. Government securities sold                                                    ---         $ 10,786,209
Treasury bills sold                                                                ---              594,518
Purchase of KST assets, net of cash acquired                                       ---           (5,790,800)
Purchase of engines held under operating leases                            $ (3,250,000)               ---
Purchases of property, plant and equipment                                   (1,070,468)            (36,884)
Adjustment to goodwill (increase)                                                  ---              (77,572)
                                                                           ------------        ------------
           Net cash provided by (used in) investing activities             $ (4,320,468)       $  5,475,471
                                                                           ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt proceeds                                                              $ 15,982,662        $       ---
Debt repayment, including capital lease obligations                         (11,264,354)           (907,000)
Common stock issued                                                                ---            1,000,000
Other                                                                           (24,375)               ---
                                                                           ------------        ------------
           Net cash provided by financing activities                       $  4,693,933        $     93,000
                                                                           ------------        ------------
NET INCREASE IN CASH and CASH EQUIVALENTS                                  $    209,524        $  1,970,690
CASH and CASH EQUIVALENTS, BEGINNING OF PERIOD                                  210,871              72,356
                                                                           ------------        ------------
CASH and CASH EQUIVALENTS, END OF PERIOD                                   $    420,395        $  2,043,046
                                                                           ------------        ------------
                                                                           ------------        ------------




                                  (continued)
            See accompanying notes to condensed financial statements
                                        7

                           KELLSTROM INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (continued)




                                                                                   Nine Months Ended
                                                                                      September 30,

                                                                                1996                1995
                                                                           ------------        ------------

Supplemental disclosures of non-cash investing and financing activities:
   KST assets acquired for notes payable                                                       $  2,230,000
                                                                                               ------------
                                                                                               ------------

   Issuance of common stock for acquisition expenses                                           $    381,250
                                                                                               ------------
                                                                                               ------------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:

   Interest                                                                $    325,831       $      18,965
                                                                           ------------        ------------
                                                                           ------------        ------------
   Income taxes                                                            $  1,529,935       $      23,402
                                                                           ------------        ------------
                                                                           ------------        ------------

Supplemental disclosures of purchase of KST assets, net of liabilities:
   Cash                                                                                       $     209,200
   Receivables                                                                                    2,256,628
   Warrants                                                                                         200,000
   Inventory                                                                                      4,235,059
   Prepaid expenses                                                                                  87,146
   Property, plant and equipment                                                                  1,522,586
   Goodwill                                                                                       4,060,477
   Other assets                                                                                      64,491
                                                                                               ------------
           Total assets                                                                         $12,635,587
                                                                                               ------------
                                                                                               ------------

   Accrued expenses                                                                            $    310,303
   Accounts payable                                                                               2,533,464
   Notes payable                                                                                  1,561,820
                                                                                               ------------
           Total liabilities                                                                   $  4,405,587
                                                                                               ------------
                                                                                               ------------

           Net acquisition cost                                                                $  8,230,000
                                                                                               ------------
                                                                                               ------------

   Less discounted present value of note given to seller                                          2,230,000
                                                                                               ------------

   Cash paid to seller at closing                                                             $   6,000,000

   Less cash acquired                                                                               209,200
                                                                                               ------------

           Net cash used in acquisition                                                       $   5,790,800
                                                                                               ------------
                                                                                               ------------


            See accompanying notes to condensed financial statements

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

      In the opinion of management of the Company, the condensed financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed financial position of Kellstrom Industries, Inc. as of September 30, 1996, and the condensed results of operations for the three month periods and nine month periods ended September 30, 1996 and 1995 and the condensed cash flows for the nine month periods ended September 30, 1996 and 1995. The results of operations for such interim periods are not necessarily indicative of the results for the full year.



NOTE 2 - ACQUISITION

      On June 22, 1995, Israel Tech Acquisition Corp. ("ITAC" or the "Company") acquired substantially all of Kellstrom Industries, Inc.'s ("KST") right, title and interest in and to all of the assets and liabilities of the commercial jet aircraft engine part distribution and refurbishing business of KST of every kind, nature and description, whether real, personal, or mixed, tangible or intangible ("Acquisition"). Upon consummation of the transaction, ITAC changed its name to Kellstrom Industries, Inc. In consideration for KST, the Company paid $9,000,000, of which $6,000,000 was paid in cash and the remaining $3,000,000 was paid in the form of an unsecured, non-interest bearing note. Additionally, Rada Electronic Industries, Inc. ("Rada"), the indirect parent of KST prior to the June 22, 1995 acquisition, will pay the Company an annual $200,000 consulting fee for a period of five years. The acquisition has been accounted for using the purchase method. Actual and Pro forma Condensed Statements of Operations - unaudited have been provided herein to report the results of operations for the nine month periods ended September 30, 1996 and 1995 as though the Acquisition had occurred at the beginning of the period being reported.


NOTE 3 - DEBT AND CAPITAL LEASE OBLIGATIONS

      Upon the consummation of the acquisition by ITAC of the assets of KST, the Company assumed a mortgage note in the amount of $666,820 and a revolving line of credit in the amount of $895,000. The mortgage note is secured by a first mortgage on the Company's land and building. The line of credit is secured by the Company's accounts receivable, inventory, and equipment. A payment of $894,000 was made on the line of credit on June 23, 1995. On November 7, 1995, the revolving line of credit was replaced by a $3,000,000 revolving note which was subsequently replaced on May 8, 1996 by a $5,000,000 revolving note which bears interest payable monthly at 1% above the bank's prime rate (which was 8.25% at September 30, 1996).

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

      On May 8, 1996 the Company entered into a $3,000,000 guidance note with BankAtlantic to finance the purchase of specific jet engines. The note, which bears interest at 1% above the bank's prime rate (which was 8.25% at September 30, 1996), is due on the earlier of the sale of the acquired jet engine or May 31, 1997. Interest is payable monthly. In January of 1996 the Company entered into a $750,000 credit facility in the form of a construction/mortgage loan to fund the Company's expansion of its existing office and warehouse complex. Interest at prime (8.25% at September 30, 1996) plus 1.5% is payable monthly; principal is due to become part of the existing first mortgage note upon completion of the construction process. The Company contracted for the expansion of its office and warehouse facilities during the third quarter of 1995 and completion in September of 1996.

NOTE 4 - STOCKHOLDERS' EQUITY

      The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

      The Company is authorized to issue 20,000,000 shares of common stock, par value $.001 per share. At September 30, 1996 and December 31, 1995 the Company had 2,881,818 shares of common stock outstanding.

      At September 30, 1996 and December 31, 1995 the Company had 5,010,000 and 4,910,000 warrants, respectively, outstanding. Each warrant entitles the holder to the purchase of one share of the Company's common stock at a stated price of $5.00 for 4,910,000 of the warrants and at $8.75 for the additional 100,000 warrants that were outstanding at September 30, 1996. These warrants are exercisable at various times principally commencing on June 22, 1995 and expiring on or before April 11, 2001. The Company has reserved 5,010,000 common shares for the exercise of these warrants.

      At September 30, 1996 and December 31, 1995 the Company had 200,000 unit purchase options outstanding. Each unit purchase option entitles the holder to the purchase of one unit for $7.62 per unit. Each unit consists of one share of the Company's common stock, $.001 par value, and two warrants (such warrants are exercisable as previously defined). These unit purchase options are exercisable commencing on April 11, 1995 and expiring on April 11, 1999. As of September 30, 1996 none of the unit purchase options had been exercised.


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

Pro forma Condensed Statements of Operations have been provided herein to report the results of operations for the first nine months of the prior year as though the companies had combined at the beginning of the period being reported.

                           KELLSTROM INDUSTRIES, INC.
            ACTUAL and PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Nine Months Ended
                                                             -----------------
                                                                         September 30, 1995
                                                    September 30, 1996      Pro Forma
                                                          Actual            Combined
                                                       ------------       ------------

Net revenues                                           $ 17,650,915       $  9,569,530

Cost of goods sold                                      (11,124,932)        (6,460,440)
Selling, general and administrative expenses             (2,393,222)        (1,579,824)
Depreciation and amortization                              (526,231)          (238,291)
                                                       ------------       ------------

    Operating income                                   $  3,606,530       $  1,290,975

Interest income                                              15,606            173,834
Interest expense                                           (440,219)          (239,346)
                                                       ------------       ------------

    Income before income taxes                         $  3,181,917       $  1,225,463

Income taxes                                             (1,174,667)          (459,549)
                                                       ------------       ------------
    Net income                                         $  2,007,250       $    765,914
                                                       ------------       ------------
                                                       ------------       ------------

    Net income per share (B)                           $       0.34       $       0.18
                                                       ------------       ------------
                                                       ------------       ------------

Weighted average number of shares outstanding (B)         8,050,454          7,550,245
                                                       ------------       ------------
                                                       ------------       ------------

          See accompanying notes to condensed and pro forma condensed statements of operations

                           KELLSTROM INDUSTRIES, INC.
                       PRO FORMA STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Nine Months Ended September 30, 1995
                                                       ----------------------------------------------------------
                                                                 HISTORICAL            PRO FORMA      PRO FORMA
                                                            ITAC          KST         ADJUSTMENTS     COMBINED
                                                       --------------------------     -----------   -------------
Net revenues                                           $ 3,440,369    $ 6,183,648    $    18,082    $  9,569,530
                                                                                         (72,569)

Cost of goods sold                                      (2,292,099)    (4,208,729)        40,388      (6,460,440)
Selling, general and administrative expenses              (670,576)      (835,486)        31,884      (1,579,824)
                                                                                           4,587
                                                                                         (90,000)
                                                                                         (20,233)

Depreciation and amortization (including goodwill)         (98,997)       (57,054)         9,124        (238,291)
                                                                                          33,912
                                                                                        (124,576)
                                                                                            (700)
                                                       -----------    -----------    -----------     -----------

    Net Kellstrom operating income                     $   378,697    $ 1,082,379    $  (170,101)    $ 1,290,975

SPAC operating costs and expenses                         (389,038)          --          389,038               0
Investment advisory expenses                              (644,225)       (13,823)       658,048               0
                                                       -----------    -----------    -----------     -----------

    Net operating income (loss)                        $  (654,566)   $ 1,068,556    $   876,985     $ 1,290,975

Interest income                                            351,869         23,154       (201,189)        173,834
Interest expense                                           (74,288)      (132,609)        61,093        (239,346)
                                                                                           1,584
                                                                                         (95,126)
                                                       -----------    -----------    -----------     -----------
    Net income (loss) before taxes                     $  (376,985)   $   959,101    $   643,347     $ 1,225,463

Income tax (expense) benefit                                     0       (359,663)       (99,886)       (459,549)
                                                       -----------    -----------    -----------     -----------
    Net income (loss)                                  $  (376,985)   $   599,438    $   543,461     $   765,914
                                                       -----------    -----------    -----------     -----------
                                                       -----------    -----------    -----------     -----------

    Net income (loss) per share                        $     (0.14)                                  $      0.18
                                                       -----------                                   -----------
                                                       -----------                                   -----------

Weighted average number of common shares outstanding     2,693,806
                                                       -----------
                                                       -----------

Pro forma weighted average number of
    common shares outstanding                                                                          7,550,245
                                                                                                     -----------
                                                                                                     -----------

     See accompanying notes to pro forma condensed statement of operations

                           KELLSTROM INDUSTRIES, INC.
                   NOTES TO PRO FORMA STATEMENTS OF OPERATIONS
                                   (Unaudited)




NOTES TO PRO FORMA STATEMENTS OF OPERATIONS

(A) For purposes of presenting the pro forma condensed combined statement of operations, the following adjustments have been made:


                                                                                                  Nine Months Ended
                                                                                                  September 30, 1995
                                                                                                  ------------------
Increase (decrease) in income:

Increase in consulting income relating to consulting agreement with Rada                           $  18,082
Elimination of June 23 - June 30 activity reflected in ITAC and KST statements of operations:
    Net revenues                                                                                     (72,569)
    Cost of goods sold                                                                                40,388
    Selling, general and administrative expenses                                                      31,884
    Depreciation and amortization                                                                      9,124
Marketing, management and director fees charged to Kellstrom by its former parent and affiliates       4,587
Annual $90,000 payments to the Co-Chairmen of the Board                                              (90,000)
Adjustment of prior year accruals                                                                    (20,233)
Decrease in amortization expense resulting from write-off of existing goodwill                        33,912
Amortization of goodwill (15 year life)                                                             (124,576)
Depreciation of property (40 year life)                                                                 (700)
Elimination of all ITAC S.G. & A. expenses since all business activities will be conducted
     by Kellstrom after the Acquisition                                                              389,038
Elimination of all acquisition expense since it is non-recurring                                     658,048
Decrease in interest income resulting from the sale of U.S. Government securities                   (201,189)
Elimination of interest charged to Kellstrom by its former parent company                             61,093
Elimination of all ITAC interest expenses since all business activities will be conducted
     by Kellstrom after the Acquisition                                                                1,584
Imputed interest on $2,230,000 note payable to Rada issued at 9%                                     (95,126)
                                                                                                   ---------
                                                                                                   $ 643,347
To adjust pro forma tax provision to 37.5% of income before taxes                                    (99,886)
                                                                                                   ---------
    Net adjustment                                                                                 $ 543,461
                                                                                                   ---------
                                                                                                   ---------




Management and director fees paid by Kellstrom to its former parent have been eliminated as such fees were allocated to Kellstrom on a basis other than one deemed reasonable by management. In the future, these services will be provided by the Co-Chairmen of the Board and as such, an adjustment to income has been included in the pro forma adjustments to reflect their compensation of $90,000 each per year.

                           KELLSTROM INDUSTRIES, INC.

              NOTES TO PRO FORMA CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)



(B) The following table reconciles net income to the amount used for purposes of determining net income per share under the modified treasury stock method:

                                                             Nine Months Ended
                                                                September 30

       ------------------------------------------------------ ------------- -------------
                                                                 Actual     Pro Forma
                                                                  1996          1995
       ------------------------------------------------------ ------------- -------------
       Net income                                             $2,007,250    $  765,914
       Adjustments to pro forma net income for proceeds
       from exercise of common stock equivalents:
          Elimination of interest expense (net of tax)           264,996       149,591
          Interest income on U.S. Government Securities          440,521       472,325
         (net of tax)
       ------------------------------------------------------ ------------- -------------
       Adjusted net income                                    $2,712,767    $1,387,830

       Weighted average actual common shares outstanding       2,881,818     2,851,515
       Weighted average common stock equivalents outstanding   5,168,636     4,698,730
       ------------------------------------------------------ ------------- -------------
       Weighted average shares outstanding                     8,050,454     7,550,245
       ------------------------------------------------------ ------------- -------------
       Earnings per share                                     $       .34   $      .18
       ------------------------------------------------------ ------------- -------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

        The Company acquired substantially all of the assets, liabilities and operations of KST on June 22, 1995 and changed its name from Israel Tech Acquisition Corporation ("ITAC") to Kellstrom Industries, Inc. as of that date. This acquisition was the primary objective of the Company when it was formed as a Specified Purpose Acquisition Company ("SPAC"). The operations of the SPAC are no longer pertinent and, accordingly, this analysis of results of operations will focus upon the pro forma combined operating results of Kellstrom and the SPAC for the nine months ended September 30, 1995 and on the actual operating results of the Company for the nine months ended September 30, 1996 as reported on pages 11 to 15.

        On October 29, 1996 the Company announced that it signed a definitive agreement to purchase substantially all of the assets and assume certain liabilities of San Carlos, California-based International Aircraft Support, L.P. ("IASI") for approximately $26.5 million in cash and warrants to purchase 500,000 shares of the Company's common stock at $9.25 per share. The warrants expire two years from the closing date which is expected to occur by December 31, 1996. Kellstrom has named Alex. Brown & Sons Incorporated as placement agent for the senior subordinated debt it intends to issue to finance the cash portion of the acquisition.

        IASI, founded in 1979 and privately owned, is an international reseller of commercial jet engines and engine parts. Its customers include major airlines, engine overhaul facilities including those operated by airlines, independent overhaul and maintenance organizations and aircraft engine manufacturers.

        Closing of the transaction is subject to completion of the $26.5 million debt financing being placed by Alex.Brown & Sons Incorporated according to terms approved by the Company's Board of Directors.

Results of Operations.

        The unaudited actual results of operations for the nine months ended September 30, 1996, as compared with the pro forma results of the period ended September 30, 1995, indicate that net revenue increased by 84% to $17,650,915 from $9,569,530 in 1995 and gross profits including engine leasing activities increased by 103% to $6,308,434 from $3,109,090 in 1995. Operating income increased by 179% to $3,606,530 from $1,290,975 pro forma in 1995 and net income increased by 162% to $2,007,250 from $765,914 pro forma in 1995. The increase in net revenue is due primarily to additional inventory availability as a result of an increase in working capital made available from the SPAC and from the Company's increased bank credit facility. Also contributing to the increase in revenues is the expansion of the Company's sales department which contributed to growth in sales to existing customers, coupled with the Company's additional product lines which resulted in the growth of the Company's customer base. Gross margins including engine leasing activity were unusually strong in the first half of 1996 (36.4%) and these margins returned to the Company's historical level during the third quarter (34.6%) of the year, resulting in a year to date margin of 35.7%.

        Total selling, general and administrative expenses increased to $2,393,222 in the first nine months of 1996 from $1,579,824 pro forma in the first nine months of 1995, but decreased by 3% as a percentage of net revenues. The increase in these expenses was a result of 1) expanding the Company's sales and warehouse operations in order to support a higher level of revenue and a corresponding greater number of transactions; and 2) putting in place the marketing and management personnel necessary to achieve the revenue growth opportunities that are available due to the Company's expanded level of inventory investment; and, 3) operating costs associated with the expansion of the Company's warehouse and office facilities in Florida as well as the Company's new office in Dublin, Ireland.

        The net income per share is reported based upon the weighted average of the common shares outstanding along with the inclusion of the effect of the options and warrants outstanding during the periods using the modified treasury stock method in accordance with generally accepted accounting principles. The effect of this is to increase the weighted average number of common shares outstanding from 2,881,818 to 8,050,454 for the nine months ended September 30, 1996 and from 2,851,515 to 7,550,245 shares for the nine months ended September 30, 1995 because the Company's outstanding options and warrants to purchase shares of common stock had an exercise price of less than the market price and were, therefore, deemed outstanding.

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

        The Company's working capital was $11,251,548 as of September 30, 1996, an increase of $1,581,176 since December 31, 1995.

        The primary use of funds during the nine month period ended September 30, 1996 was to increase inventories ($3,080,314), to purchase engines for lease ($3,250,000), and to construct the additional warehouse and office facilities and provide the necessary furnishing and fixtures for the new facility ($1,070,468). The source of the funds utilized for these purposes was from financing activities ($4,693,933) and the remainder was from operations.

        The Company plans to take advantage of growth opportunities that are consistent with the Company's expansion and profit objectives. These growth opportunities will require the investment of cash into inventories of jet engines and jet engine parts. Greater availability of such inventories will better enable the Company to continue to increase its revenues as well as to encourage the development of strategic relationships with new customers.

        The Company intends to finance its inventory expansion program through its increased bank credit facilities and through the employment of its cash flows along with the effective management of trade credits. Based upon ongoing negotiations with various banks, the Company has no reason to believe that funds will not be available. However, the Company has not entered into any agreement with respect to additional credit requirements and there can be no assurance that such additional credit will be obtained.

        The planned acquisition of IASI will be financed through the issuance of $26.5 million in senior subordinated debt and warrants. The terms of this transaction, including the interest rate and amortization of the debt, the number of warrants to be issued and the exercise price of the warrants will be determined after negotiation with the proposed purchasers of the debt. The Company has engaged Alex.Brown & Sons Incorporated, an investment bank, to arrange this financing.

        The Company contracted for the expansion of its warehouse and office facilities during the third quarter of fiscal 1995. This expansion was completed in September, 1996. These expanded facilities will accommodate increased inventory purchases to enable the Company's anticipated future growth and will also allow the Company to eliminate the cost of leasing off-site warehouse facilities. The cost of this expansion was paid primarily from the $750,000 construction/mortgage loan commitment that the Company obtained from its bank during the fourth quarter of 1995 and executed during January of 1996 (see Note
3).

        The Company entered the short-term engine leasing business during the nine month period ended September 30, 1996. The Company believes this activity should allow it to liquidate the remaining maintenance value of jet engines on a profitable basis by realizing both rental income as well as maintenance reserve fees charged to the Company's engine lease customers for their utilization of such engines. Upon the full consumption of the remaining maintenance value in each engine, the Company will evaluate the engine's condition in order to determine if such engine should be refurbished or should be disassembled into piece parts in support of the Company's parts supply business. These leases are accounted for as operating leases.

        During the nine month period ended September 30, 1996 the Company's highest utilization of its $5,000,000 working capital line was $4,251,000. The balance due under this line as of September 30, 1996 was $3,717,000. Also during this period, the Company's highest utilization of the guidance line was $3,000,000. The balance due under the guidance line as of September 30, 1996 was $3,000,000. The highest utilization of the construction loan during the period, as well as the balance due as of September 30, 1996, was $661,662.

        The Company's management believes that cash flow from operations, and cash that became available as a result of the Acquisition, combined with the Company's borrowing facilities should be sufficient for the Company's current level of operations. The Company is seeking to increase its bank financing to expand inventory purchases and it has engaged Alex.Brown & Sons Incorporated to seek financing for the acquisition of IASI.

        This report contains forward-looking statements, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are based on many assumptions and factors including the Company's continuing ability to acquire adequate inventory and to obtain favorable pricing for such inventory, competitive pricing for the Company's products, demand for the Company's products, and the effects of increased indebtedness as a result of the IASI acquisition.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of the stockholders of the Company was held on August 28, 1996 pursuant to a proxy statement dated July 23, 1996. The various matters voted upon as well as the results of such voting, are as follows:

         (a) Election of one Class I Director to serve for a term of one year.

            Director's Name:  David J. Mitchell
            Votes in favor:           2,816,088
            Votes against:                    0
            Abstentions:                 36,000
                                      ---------
                Total                 2,852,088

         (b) Election of three Class II Directors to serve for a terms of two years.

            Directors' Names:  Joram D. Rosenfeld  Yoav Stern           Zivi R. Nedivi
            Votes in favor:  2,815,288            2,816,088              2,816,088
            Votes against:           0                    0                      0
            Abstentions:        36,800               36,000                 36,000
                             ---------            ---------              ---------
                Total        2,852,088            2,852,088              2,852,088

         (c) Ratify and approve the selection of KPMG Peat Marwick LLP independent auditors of the Company

            Votes in favor:  2,842,638
            Votes against:       6,300
            Abstentions:         3,150
                             ---------
                Total        2,852,088

         (d)  Approval of the Company's 1996 Stock Option Plan

            Votes in favor:  1,701,711
            Votes against:     252,225
            Abstentions:        28,118
            Not Voted:         870,034
                             ---------
                Total        2,852,088

A total of 2,852,088 shares were represented at the meeting, constituting a quorum in accordance with the applicable provisions of the By-laws of the Company.


Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits.

               10.1 Material Contracts. Asset Purchase Agreement by and among Kellstrom Industries, Inc. and Kellstrom subsidiary and International Aircraft Support, L.P. and the parties listed in Schedule A hereto, dated as of October 28, 1996.

            (b) Reports on Form 8-K.  The Company has not filed a Report on
               Form 8-K during the fiscal quarter ended September 30, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 14, 1996                  KELLSTROM INDUSTRIES, INC.
                                      (Registrant)


                                      /s/ JOHN S. GLEASON
                                      --------------------------------
                                      John S. Gleason
                                      Chief Financial Officer
                                      and Treasurer

                            STATEMENT OF DIFFERENCES

The section symbol shall be expressed as  ss.