Form 10KSB
period 1996-12-31
KELLSTROM INDUSTRIES INC
filed 1997-03-31
CIK 918275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-23764

                           KELLSTROM INDUSTRIES, INC.
                 (Name of Small Business Issuer in its Charter)

Delaware                                                        13-3753725
--------                                                       ----------
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

14000 N.W. 4 St., Sunrise, Florida               33325
-----------------------------------              ------
(Address of Principal Executive Offices)        Zip Code

                                 (954) 845-0427
                                 ---------------
                           (Issuer's Telephone Number)

       Securities registered under Section 12(b) of the Exchange Act: None

                  Securities registered under Section 12(g) of
                               the Exchange Act:

                               Title of Each Class
                               -------------------
             Common Stock, $.001 par value (NASDAQ SmallCap Market)
            Preferred Stock Purchase Rights (NASDAQ SmallCap Market)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --    --
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ending December 31, 1996 were: $24,921,587

As of March 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $97,590,261 based on the closing price on that date of $14 1/8. As of that date, there were 7,495,583 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format.  Yes         No  X
                                                   --           --

         This report contains forward-looking statements, under the captions "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including the Company's continuing ability to acquire adequate inventory and to obtain favorable pricing for such inventory, the ability to arrange for the repair of aircraft engines by third-party contractors prior to resale or lease, competitive pricing for the Company's products, customer concentration, demand for the Company's products which depends upon the condition of the airline industry, ability to collect receivables and government regulation, and the effects of increased indebtedness as a result of the acquisition of the business of International Aircraft Support, L.P.

                                     PART I

Item 1.  Description of Business.

General

         Kellstrom Industries, Inc. ("Kellstrom" or, together with its subsidiaries, the "Company") engages in the purchasing, refurbishing (through subcontractors), leasing, marketing and selling of commercial jet engines and jet engine parts. The Company's customers include major domestic and international airlines, engine manufacturers, engine part distributors and dealers and overhaul service suppliers throughout the world. The Company enables customers to reduce their engine maintenance costs by providing Federal Aviation Administration ("FAA")-approved engines and engine parts on a timely basis and at competitive prices. On January 15, 1997, Kellstrom completed the acquisition of the business of International Aircraft Support, L.P. ("IASI"), a California-based worldwide seller of new and used aircraft engine parts. (See "History of the Company -- Recent Developments"). The Company previously conducted business under the name "Westco International" and "International Aircraft Support," and changed the operational name of both business units to "Kellstrom Industries" on January 30, 1997.

         The Company's principal executive office is located at Sawgrass International Corporate Park, 14000 N.W. Fourth Street, Sunrise, Florida 33325. Its telephone number is (954) 845-0427.

History of the Company

         KST Acquisition.

         Kellstrom, formerly Israel Tech Acquisition Corp., was formed in December 1993 as a Specified Purpose Acquisition Company ("SPAC"), the objective of which was to consummate an initial public offering and then to enter into a business combination with an operating business. In April 1994, Kellstrom consummated the initial public offering, from which it derived net proceeds of $11,321,197 after expenses. On February 15, 1995, Kellstrom entered into an Asset Purchase Agreement (the "Acquisition Agreement") with Rada Electronic Industries, Inc., an Israeli corporation

("Rada"),  Tasco  Electronics  Inc. (a wholly  owned  subsidiary  of Rada),  and
Kellstrom Industries, Inc. ("KST"), which was an indirect, wholly-owned subsidiary of Rada, to acquire from KST substantially all of the assets, liabilities and operations of its commercial jet aircraft engine part distribution business (the "Business"). This acquisition is hereinafter referred to as the "KST Acquisition." In connection with the closing (the "Closing"), which took place on June 22, 1995, Kellstrom changed its name from Israel Tech Acquisition Corp. to Kellstrom Industries, Inc.

         In consideration for the Business, Kellstrom paid $9,000,000, of which $6,000,000 was paid in cash at the Closing. The remaining $3,000,000 was paid in the form of an unsecured, non-interest bearing promissory note of Kellstrom of which $1,000,000 is to be paid in eight equal installments over four years from the Closing and $2,000,000 is to be paid as a balloon payment (the "Balloon Payment") on the fourth anniversary of the Closing. The Balloon Payment is payable by Kellstrom in cash or, under certain circumstances, in whole or in part by issuance of shares of Kellstrom's common stock, par value $.001 per share (the "Common Stock"), which for such purpose shall be valued at the higher of the market price per share at such time or $5.00 per share. Subsequent to December 31, 1996, the promissory note of Kellstrom was paid in full.

         In addition, (i) Rada issued to Kellstrom a five-year warrant (the "Rada Warrant") to purchase 400,000 shares of common stock of Rada (which represented approximately 7% of the then-issued and outstanding stock of Rada) at $3.00 per share; (ii) Kellstrom and Rada entered into a five-year marketing, management and consulting agreement which provided for: (A) the nomination of Mr. Joram Rosenfeld and Mr. Yoav Stern, then-current Co-Chairmen of the Board of Directors of Kellstrom (the "Board") for election to Rada's Board of Directors and (B) the payment by Rada to Kellstrom of an annual $200,000 consulting fee for five years; and (iii) Kellstrom was granted a right of first refusal to purchase any additional securities which may be privately offered by Rada during the five year period following the Closing. In order to maintain a long-term strategic relationship between the Company and Rada, on December 26, 1996, Kellstrom exercised the Rada Warrant upon payment of $1,200,000. As a result of certain antidilution provisions contained in the Rada Warrant, upon payment of the $1,200,000 exercise price, Kellstrom received 464,643 shares of Rada common stock, representing 5.6% of the outstanding shares of Rada at the time of exercise.

         Recent Developments.

         On January 15, 1997, Kellstrom, through a wholly owned subsidiary, completed the acquisition of substantially all the assets and certain liabilities of IASI for $26.5 million in cash and warrants to acquire 500,000 shares of Common Stock at $9.25 per share, expiring January 15, 1999.

         IASI is a worldwide seller of new and used aircraft engine parts to maintenance and overhaul facilities, major commercial airlines and other redistributors. Along with its engine parts sales (which includes the sale of consignment parts), IASI is a lessor of jet engines and offers engine repair management programs through its technical services business. The technical services and engine leasing businesses represented only 0.3% and 8.2%, respectively of 1996 revenues, but both support the resale of engine spare parts. Technical services allow IASI to supply parts for engines during engine shop visits managed by IASI and for those engines for which it has developed maintenance programs. IASI's mix of business and its purchasing activities ultimately contribute to its position as a "market-maker" in redistributed engines and/or various engine spare parts.

         IASI's current product lines power aircraft which constitute 65% of the world aircraft fleet. Its customers include major airlines, engine overhaul facilities including those operated by airlines, independent overhaul and maintenance organizations and aircraft engine manufacturers.

Industry Overview

         The demand for after-market engine parts is driven primarily by flying hours or cycles; a cycle is defined as a take-off or landing. Regardless of the profitability of the airline industry, regulations require that parts be serviced and/or replaced at scheduled intervals; often after specified flight hours or cycles. As such, the demand for after-market parts is a function of demand for world air travel. The airline industry has experienced rapid growth in business and leisure air travel since 1993, primarily due to a world economic recovery. The high demand for airline capacity has increased the utilization of aircraft which in turn has significantly increased the demand for spare engine parts. The Company's business remains dependent upon the overall economic condition of the airline industry, however, which has historically been volatile.

         According to an industry report by the Canaan Group, a consulting firm that tracks the aviation market, the total size of the market for commercial spare engine parts (new and used) is approximately $3 billion. The $3 billion spare parts market is divided between new and after-market parts. The $2.5 billion new parts market includes parts manufactured by original equipment manufacturers ("OEMs") and third party manufacturers. The $500 million engine parts after-market includes parts refurbished by third party manufacturers and overhaul facilities. In addition to this $3 billion spare parts market, the whole engine market is estimated to be $7 billion and includes the sale and leasing of new and overhauled engines. With the addition of IASI, the Company competes in the entire $10 billion market for engines and engine parts. The Company competes in the after-market for engine parts, the new engine spare parts market, and the market for whole engines through its leasing and engine resale businesses.

         The engine parts industry is being affected by the following trends:

         Increasing emphasis on documentation and traceability. As safety requirements have become more stringent, regulatory authorities have increased the level of documentation required of aircraft operators. This requirement has in turn been extended by operators to independent dealers. The expense and sophistication required to track the history of inventory consisting of thousands of components is considerable and provides a barrier to entry into the aircraft engine parts resale market. In addition to the barriers created by documentation requirements, management believes that tighter regulations regarding the operating procedures of resellers may eliminate smaller participants and create additional barriers to entry.

         Outsourcing of inventory management function. Some airlines have attempted to streamline their operations by outsourcing the entire inventory management function to independent third parties. This improves the airline's profitability, as measured by return on assets by removing parts inventories from the balance sheet. Outsourcing allows third party inventory managers to achieve economies of scale unavailable to individual airlines. Under consignment agreements, the supplier is granted the right to sell spare parts from the airlines' inventory, with the proceeds divided between the supplier and the airline itself.

         Leasing. Similar to outsourcing, leasing aircraft jet engines or parts is an attempt by airlines to lower their overhead and/or working capital requirements. Short-term leases, often 30-90 days in duration, are used by some carriers that do not wish to maintain a pool of spare engines. Intermediate and long-term leases (up to 10 years) are used by many larger carriers as they upgrade their fleets. Almost all of the new aircraft flown by the major carriers are leased. These carriers prefer to lease rather than purchase spare engines for their fleet. In addition, many of the new entrant jet carriers are capital constrained and thereby prefer to lease rather than own engines.

         Reduction in number of approved suppliers and consolidation of the engine part after-market. In order to reduce their administrative costs, airlines are increasingly limited to a small number of approved suppliers with whom they do business. To remain an approved supplier to the airlines, dealers must maintain very high standards of quality control, enabling customers to trace the complete history of any part. This move to limit the number of approved suppliers is causing a realignment among independent dealers. A small number of dealers continue to do business directly with airlines, and a new tier of dealers sell to these approved suppliers. This reduction in supplier base will continue to lead to consolidation in the market for aircraft spare parts.

         Increased importance of capital. Suppliers need ready access to capital in order to take advantage of various profitable opportunities including outsourcing and leasing. Larger inventories, sophisticated information technology systems and more expensive jet engines require increased access to capital.

The Aero Engine After-Market.

         Airlines maintain inventories of engines and spare parts, with inventory levels determined by the expected usage for the particular part. These inventories are stored primarily at the airline's maintenance centers, although limited quantities of certain parts are also kept at each airport serviced by the operator in order to avoid revenue-damaging AOG (aircraft on ground) situations.

         For the first few years after a new engine is introduced, most parts are supplied by the engine manufacturer itself. After about five years, engine parts tend to become available on the surplus market. This availability is the result of three primary factors.

          When aircraft and engines are sold, supporting inventories may be sold to third parties.

          The development of repair scenarios provides a supply of overhauled and serviceable parts.

          With experience, operators become better able to forecast their need for a particular engine part, enabling them to declare excess new part inventory as surplus.

         Three types of engine parts are available in the after-market: new parts; serviceable parts (i.e. used parts that were removed from aircraft and were inspected and designated airworthy by the airline or by an FAA-approved repair station or that were overhauled by an FAA-approved entity); and unserviceable parts (i.e. used parts that were removed from aircraft that may or may not be repairable). The decision as to which type of part to purchase is made based upon the relative price and availability of parts, the condition of the specific part, the repair facilities that have been used during the life of the part, the previous owners of the part, the life remaining on the part (if applicable), the maintenance policy of the airline which will use the part and other considerations.

         Commercial aircraft engine parts are available from a variety of sources, including OEMs, third party dealers, brokers (who maintain no inventory), overhaul and repair facilities, lessors and airline operators. Relationships in the engine parts market are complex; at different times participants may act as both buyers and sellers, suppliers and clients. The Company, for example, both buys from and sells to airlines, OEMs, lessors, operators of refurbishment facilities and other independent dealers.

         Sources for surplus aircraft engines do not exist as an organized market, and the Company must rely on field representatives and personnel, advertisements and its reputation as a buyer of surplus aircraft engines and components in order to generate opportunities to purchase these materials. The market for bulk sales of surplus aircraft engines and components is highly competitive, in some instances involving a bidding process. While the Company has been able to purchase surplus aircraft engines in this manner successfully in the past, there can be no assurance that such parts will be available on acceptable terms when needed in the future.

         The engine after-market consists of several business segments including engine sales, leasing, maintenance management, parts distribution, parts repair and overhauls.

Kellstrom and IASI are active in most of these segments, either directly through in-house activity or indirectly, by contracting refurbishment work to third party suppliers.

Products

         Engine spare parts are purchased by customers in both the commercial and military sectors. The Company is active only in the commercial aircraft sector, which itself is divided into large jet transports, smaller commercial aircraft (known as general aviation aircraft) and helicopters. General aviation includes both jet and propeller-driven planes for business and personal use. The Company currently specializes in the large jet segment of the business. The Company has chosen not to get involved in turbojet technology, which is used mainly in older commercial engines and in military engines. The Company also has not entered the turboprop market which is typically low-end in terms of cost per unit.

         The Company specializes in providing refurbished, new and as-removed parts for large fan engines, particularly the Pratt & Whitney JT9D engine and to a lesser extent the PW 4000 engine, as well as narrow-body engines (through
IASI) such as the Pratt & Whitney JT8D and PW 2000 engines. The JT9D and PW 4000 power the Boeing 747 and 767 aircraft, McDonnell Douglas MD-11 and the Airbus A300/310/330, and the JT8D and PW2000 engines power the Boeing 727, 737 and 757 aircraft as well as the McDonnell Douglas MD-80 and DC-9 series aircraft. Moreover, IASI recently entered the CFM-56 engine market which powers the Boeing 737-300, -400 and -500 aircraft as well as the Airbus A320, A321 and A340 aircraft and the McDonnell Douglas DC-8. The Company's growth strategy is based upon its goal of purchasing inventory at attractive prices, its ability to identify parts for which there should be strong demand and its concentration on the Pratt & Whitney engines, which represent the largest segment of the commercial jet engines and engine parts after-market. The Company's management has developed a systematic algorithm and management procedures to assess which parts will be in demand.

         Purchasers of engine parts have strict approval processes through which a company may achieve status as an approved supplier for such purchaser. Some purchasers maintain a very limited number of, and will do business only with, those companies who are one of their "Approved Suppliers." Since the Company's founding in 1990, it has achieved "Approved Supplier" status with over 50 purchasers in six countries that maintain such a limited list of "Approved Suppliers," including the leading aero engine OEMs, international airlines, and major aero engine refurbishment and repair facilities. In addition to the relationships with those clients for whom the Company is an "Approved Supplier," the Company also maintains active relationships with many other customers that utilize a broader list of approved suppliers.

         Several manufacturers dominate the market for large commercial airplanes, including Boeing, McDonnell Douglas, and Airbus Industries. A small number of suppliers provide the bulk of engines used to power large jet aircraft. The suppliers include the Pratt & Whitney division of United Technologies, General Electric, Rolls Royce and CFM International. Following is a brief description of the engines for which the Company supplies engine parts:

         The JT9D Engine. JT9D engines, introduced by Pratt & Whitney in the late 1960's are used in Boeing 747 and 767 aircraft, the McDonnell Douglas DC-10, and Airbus A300/310's. The JT9D was the first commercial turbo fan with a high bypass ratio, enabling the engine to provide unprecedented thrust with outstanding fuel efficiency and relatively low noise.

         The JT9D engine has flown more than 135 million hours. Three thousand of these engines were built until production ceased in 1990; 2,800 are still flying on wide body aircraft operated by over 50 airlines. Kellstrom estimates that JT9D engines will be widely used for the next ten to fifteen years. Pratt & Whitney continues to upgrade and improve in-service engines to meet current noise and emissions requirements, thus increasing the life span of these engines.

         The JT8D Engine. JT8D engines, a derivative military J-52 Turbojet, were originally developed by Pratt & Whitney for the Boeing 727 airliner in 1963. The engine is the most widely used engine in commercial aviation history. More than 12,000 of the JT8D family of engines have been produced and the engine is still in production today. A variant of the basic JT8D, called the 200 Series was introduced in 1977. More than 13,000 of these engines have been manufactured to date.

         The older, less fuel efficient JT8D engines are used in the Boeing 727 and 737, the McDonnell Douglas DC-9, the Aerospatiale Carvelle, Dassualt Mercure, and the C-9 and C-22, U.S. military versions of the DC-9 and 727 aircraft. The newer 200 Series JT8D engines are used throughout the McDonnell Douglas MD-80 range of aircraft models. The Company estimates that the JT8D engines will be in service for at least ten more years.

         The PW 2000 Engine. Pratt & Whitney began development in 1974 of a series of advanced technology aircraft engines to power the commercial transports of the mid-1980s and beyond. The PW 2037, the first in the series, was awarded FAA certification in December 1983. These highly fuel efficient engines feature high thrust, low noise and reduced emissions. The PW 2000 series engines are used to power the Boeing 757 and are considered to be current technology engines that are likely to continue in service for at least twenty-five more years.

         The PW4000 Engine. In 1982, Pratt & Whitney launched development of the PW 4000 Series turbofan - an all-new commercial jet engine series with improved fuel efficiency and higher takeoff thrust rating. The PW4000 entered commercial service in mid 1987. The PW4000 is designed for use on current and advanced versions of such wide-body aircraft as the Airbus A300, A310, A330, the Boeing 747, 767, 777 and the McDonnell Douglas MD-11. These engines are considered to be current technology engines and are likely to continue in service for at least twenty-five more years.

         The CFM-56 Engine. IASI has recently added CFM56 parts to its inventory. The CFM56 is manufactured by CFM International, a joint venture between General Electric and SNECMA, and is the second most popular engine as measured by number of aircraft in the worldwide fleet powered by this engine type. The CFM56 is used to power the Boeing 737 and the Airbus A320/A321/A340, and the McDonnell Douglas DC-8. These engines are considered to be current technology engines and are likely to continue in service for at least twenty-five more years.

         The development of a new engine for a commercial aircraft can take five to fifteen years. Often, an engine becomes the basis for numerous series, tailored to the needs of particular aircraft. For example, the JT9D and JT8D engine families for Pratt & Whitney include more than 15 models each.

Quality Control

         Engine parts are generally more expensive, flight critical, technically complex and utilize more specialized heat tolerant metals than other aircraft parts. A high standard for quality control and documentation is an absolute necessity. The history of a given part from the date of original manufacture must be documented and available to regulators and maintenance personnel. The Company is dependent on third-party FAA certified repair facilities to perform repair services to bring surplus aircraft engines held for resale and certain engine components into a condition of airworthiness so that the Company can sell such equipment.

         The Company's management believes that obtaining "Approved Supplier" status is heavily dependent on quality assurance, and that the Company's comprehensive quality assurance program is among the best in its industry. The Company is a member of the Coordinating Agency for Supplier Evaluation (CASE), a self-governing organization formed by the airlines that evaluates and audits parts suppliers and repair stations, as well as the Airline Suppliers Association. In addition, in September 1996, the Company received certification under ISO 9002. The ISO 9002 designation indicates a quality assurance standard recognized by leading companies throughout the world. The Company was the first aftermarket supplier of commercial jet engines and engine parts in North America to receive such a certification. In addition, the Company is one of the few vendors in the industry to have invested in a sophisticated optical imaging system for document storage and retrieval. This system provides a high degree of traceability by serial number for parts sold by the Company.

Customers

         The Company's customers include airlines, OEMs, lessors, operators of refurbishment facilities and other independent dealers. Five of the Company's customers (each individually accounting for over 10% of trade receivables and/or revenues at December 31, 1995 and December 31, 1996) collectively account for 94% and 96% (1995) and 64% and 55% (1996) of trade receivables and revenues, respectively. Certain significant customers vary from period to period as a result of the large unit prices associated with whole aircraft engine sales. The loss of, or significant curtailments of purchases by, the Company's significant customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

         The aviation after-market is highly competitive. Competition is based on product quality, the ability to provide needed parts quickly and price. The largest segment of the after-market is served by OEM's. However, the relatively high overhead and slow response times which characterize these large organizations can present a handicap in a fast-moving, price-sensitive marketplace. OEMs generally concentrate on selling new parts, leaving the market in serviceable and refurbished parts to other suppliers. OEM-manufactured new parts generally do not compete with refurbished parts.

         The largest resellers (with annual revenues of approximately $70-$100 million generated from engine spare parts related reselling activity) include companies such as AAR Corp. and AGES Group. There are approximately 10 midsize competitors with annual engine and engine parts sales of $10-$30 million. Midsize resellers include AVTEAM and the Company. A large portion of the market revenue is generated by over 50 small aftermarket suppliers and brokers with $1-$10 million in annual sales. As a result of industry consolidation, management expects that a number of these smaller operators will either be acquired or will have difficulty competing in this changing market. There can be no assurance that the Company will continue to compete effectively against present and future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition, the engine parts supply business has been reshaped by the widespread adoption of ILS - the Inventory Locator Service. The ILS lists the availability of thousands of types of parts from brokers, distributors, repair facilities and airlines. The listing includes the quantity of parts available, the condition of the parts, when the parts are available and a contact for more information. The ILS has created a much freer flow of information concerning the supply and demand for particular parts. Dealers now must compete not only on the basis of their relationships with customers and knowledge regarding a potential source for products, but also on the quality of the parts available, the documentation tracing the history of the parts and the price.

Government Regulation

         The aviation industry, including the life and maintenance of engine parts, is highly regulated in the United States by the FAA and the equivalent regulatory agencies in other countries. While the Company's business of buying and selling engine parts is not directly regulated, the aircraft engines, engine components and airframe materials must be accompanied by documentation which enable the customers to comply with applicable regulatory requirements. Aircraft operators must maintain logs concerning the utilization and condition of aircraft engines, life-limited engine components and airframes.

         Management believes that the industry will be subject to continued regulatory activity. Increased oversight has and will continue to originate with quality assurance departments at airline operators. The Company has been able to meet all such requirements to date, and believes that it will meet any additional requirements that may be imposed. There can be no assurance, however, that new, more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not have an adverse impact on the Company.

Environmental Matters

         The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations and due to the nature of the Company's business there is little or no direct cost associated with such compliance.

Employees

         At the end of 1996, Kellstrom had 18 full-time employees and 2 part-time employees, and IASI had 16 full-time employees and 2 part-time employees. None of the Company's or IASI's employees are members of a labor union.

Item 2.  Description of Property.

         The Company owns its newly built 31,000 square foot facility located on its 2.5 acres in the Sawgrass International Corporate Park, Sunrise, Florida which is near Fort Lauderdale. Kellstrom's address is 14000 N.W. 4 Street, Sunrise, Florida 33325. The property is subject to a ten-year fixed interest rate (10.49% per annum) mortgage held by BankAtlantic. The balance of the mortgage note as of December 31, 1996 was $1,194,277.

         The Company leases a facility, assumed in connection with the acquisition of IASI, located at 821 Industrial Road, San Carlos, California 94070. The property is subject to a lease which expires January 31, 1999 (the "IASI Lease"). Under the terms of the lease, the current monthly base rental is $20,903 per month, subject to increases each year based on the consumer price index.

         In addition, the Company's Board of Directors has approved the construction of a new facility in the Fort Lauderdale area in anticipation of the expiration of the IASI Lease and the consolidation of operations in a single location. The cost and scope of the new facility have not yet been determined, but management believes that the necessary funds for construction can be obtained from financial institutions in the area and from the Company's cash resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 3. Legal Proceedings.

         There are no material legal proceedings pending against the Company or any of its property.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Common Stock was quoted on the OTC Bulletin Board under the symbol ITAC from April 19, 1994 to August 18, 1995, at which time the Company's Common Stock was listed on the National Association of Securities Dealers Automated Quotation System, Inc. ("Nasdaq") SmallCap market under the symbol KELL. Following the filing of this Report, the Company will apply for listing of the Common Stock on the Nasdaq National Market.

         The following table sets forth the range of high and low bid prices for the Common Stock for the last two years, as reported by the OTC Bulletin Board and Nasdaq, as applicable. The quotes represent "Inter-dealer" prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                                                     Common Stock
                                                                                     --------------
                                                            High                            Low

Year Ended December 31, 1995:

First Quarter.............................................  4 13/16                         3 7/8

Second Quarter............................................  5 1/2                           4 3/4

Third Quarter.............................................  5 3/4                           5

Fourth Quarter............................................  6 3/8                           4 7/8

Year Ended December 31, 1996:

First Quarter.............................................  7 1/4                           4 3/4

Second Quarter............................................  8 7/8                           6 1/2

Third Quarter.............................................  8 3/8                           7

Fourth Quarter............................................  8 9/16                          7 3/8


         As of March 25, 1997, there were 7,495,583 shares of Common Stock outstanding, held by 56 stockholders of record. The Company believes that certain holders of record hold a substantial number of shares of Common Stock as nominees for a significant number of beneficial owners. The closing price for the Company's Common Stock on March 25, 1997 was $14 1/8.

         Kellstrom has not paid any cash dividends on its Common Stock to date. The payment of dividends is within the discretion of the Board of Directors. It is the present intention of the Board of Directors to retain all earnings for use in the

Company's business operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following should be read in conjunction with Kellstrom's financial statements and the related notes thereto included elsewhere herein.

         Kellstrom, formerly named Israel Tech Acquisition Corp., was formed in December 1993 as a SPAC, the objective of which was to consummate an initial public offering and then to enter into a business combination with an operating business. In April 1994 Kellstrom consummated the initial public offering. On June 22, 1995, Kellstrom completed the acquisition of substantially all of the assets, liabilities and operations of the commercial jet aircraft engine part distribution business of Kellstrom Industries, Inc., an indirect, wholly-owned subsidiary of Rada Electronic Industries, Inc. In connection with the Closing, Kellstrom changed its name from Israel Tech Acquisition Corp. to Kellstrom Industries, Inc. The operations of the SPAC are no longer pertinent and, accordingly, this analysis of results of operations will focus upon the pro forma combined operating results of Kellstrom and the SPAC for the year ended December 31, 1995 (as set forth in Note 15(b) to Kellstrom's financial statements included elsewhere herein) and upon actual operating results for Kellstrom for the year ended December 31, 1996 as reported in Kellstrom's financial statements included elsewhere herein.

         On January 15, 1997, Kellstrom, through a wholly-owned subsidiary, completed the acquisition of substantially all the assets and certain liabilities of IASI for $26.5 million in cash and warrants to purchase 500,000 shares of Common Stock at $9.25 per share. The warrants expire in January 1999. See Note 15(c) to the Kellstrom's financial statements for a pro forma combined balance sheet of the Company and IASI at December 31, 1996 and a pro forma combined statement of earnings for 1996. Historical financial statements of IASI appear as Exhibits to this report. The following discussion does not reflect IASI's operations.

         The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Although the Company has historically experienced increasing net sales, the Company may experience significant fluctuations in its gross margins and operating results in the future, both on an annual and a quarterly basis, caused by various factors, including general economic conditions, specific economic conditions in the commercial aviation industry, the availability and price of surplus aviation material, the size and timing of customer orders, returns by and allowances to customers and the cost of capital to the Company. In a strategic response to a changing, competitive environment, the Company may elect from time to time to make certain pricing, product or marketing decisions, and any such decisions could have a material adverse effect on the Company's periodic results of operations, including net sales and net income from quarter to quarter. Therefore, comparisons of recent net sales and operating results of the Company should not be taken as indicative of the results of operations that can be expected in the future. There can be no assurance that the net sales and operating results of the Company will continue at their current levels or will grow, or that the Company will be able to achieve sustained profitability on a quarterly or annual basis.

         The Company's inability to collect receivables from a substantial sale could adversely affect the Company's financial position and results of operations for a particular period although the Company's policy is to generally sell whole engines for cash at closing. Although the Company's bad debt loss was zero for the year ended December 31, 1996, the Company anticipates that it may incur some bad debt losses in the future as its customer base grows. In addition, the Company expects to experience greater exposure to its customers as a result, in part, of the implementation of its program for the short term leasing of aircraft engines.

Results of Operations.

         Net revenues increased 69% from $14,708,178 (pro forma) in 1995 to $24,921,587 (actual) in 1996. The Company was able to increase its net revenues in 1996 primarily due to the increased availability of cash resources to acquire inventory for resale. The Company believes that the availability of inventory is a critical factor in achieving sales growth in its industry. In addition, the Company's foreign revenues increased by over $1,000,000 in 1996 due to the Company's expansion of its product lines to include the PW4000 engine type which is widely used by the Company's foreign customers.

         Gross margins increased 68% from $5,161,784 (pro forma) in 1995 to $8,686,428 (actual) in 1996, but decreased as a percentage of sales from 35.1% for 1995 to 34.9% for 1996. The decrease in gross margins as a percentage of sales in 1996 compared to 1995 resulted primarily from unusually high gross margins of nearly 40% experienced by the Company during the fourth quarter of 1995 as a result of several large, very profitable engine sales. Management does not anticipate that the unusually high margins experienced in the fourth quarter of 1995 will continue on a regular basis.

         Total selling, general and administrative expenses increased 47% from $2,382,172 (pro forma) in 1995 to $3,491,457 (actual) in 1996, but decreased as a percentage of net revenues from 16.2% to 14.0%. The increase in these expenses was a result of expanding the Company's office and warehouse facilities along with its sales, administrative and warehouse personnel levels to efficiently address the Company's increased inventories and the resultant increased volume of revenues.

         Depreciation and amortization expense increased 26% from $350,904 (pro forma) in 1995 to $441,854 (actual) in 1996, but decreased from 2.4% of net revenues in 1995 to 1.8% of net revenues in 1996. The increase in the 1996 expense is attributable primarily to the increased depreciation expense resulting from the expansion of the Company's office and warehouse facilities during 1996.

         Interest expense (net of interest income) increased 448% from $117,641 (pro forma) in 1995 to $644,527 (actual) in 1996 due to increased borrowing levels necessary to expand the Company's inventory levels, as well as financing of the expansion of the Company's office and warehouse facilities. Further increases in interest expense can be anticipated in the future as the Company continues to expand its inventory levels and facilities to support future growth in operations.

         Net income increased 83% from $1,444,417 (pro forma) in 1995 to $2,646,343 (actual) in 1996. Net income per share increased by 50% from $0.30 per share in 1995 to $0.45 per share in 1996. Net income per share is reported based upon the weighted average of the common shares outstanding along with the inclusion of the effect of the options and warrants outstanding during the periods using the modified treasury stock method. The effect of this is to increase the weighted average number of shares outstanding from 2,764,757 (weighted average actual outstanding) to 7,188,095 for 1995 and from 2,943,902 (weighted average actual outstanding) to 8,147,455 for 1996.

Liquidity And Capital Resources.

         The Company's working capital was $13,735,157 as of December 31, 1996, an increase of $4,064,785 since December 31, 1995. The principal reasons for the increase in working capital were the increase in inventories and an increase in cash resulting from the exercise of warrants.

         The primary use of funds during the twelve month period ended December 31, 1996 was to purchase inventory ($3,871,351), to construct additional warehouse and office facilities and provide the necessary furnishing and fixtures for the new facility ($1,372,244) and for the exercise of the Rada Warrant ($1,200,000). The source of the funds utilized for these purposes was from financing activities ($5,106,870) and the remainder was from operations.

         The Company intends to use its available funds to acquire inventories of jet aircraft engines and jet engine parts. Greater availability of inventories will better enable the Company to continue to increase its revenues as well as to encourage the development of strategic relationships with new customers. The Company intends to finance its inventory expansion program through its current credit facilities and through the employment of its cash flows along with the management of trade credits.

         The Company contracted for the expansion of its warehouse and office facilities during the third quarter of fiscal 1995. This expansion was completed in September, 1996. These expanded facilities accommodated increased inventory purchases to enable the Company's anticipated future growth and also allowed the Company to eliminate the cost of leasing off-site warehouse facilities. The cost of this expansion was financed principally from a $750,000 construction/mortgage loan. The Company intends to acquire land and construct a new facility to accommodate the consolidated Kellstrom/IASI businesses. This project is scheduled to be commenced in 1997 and to be completed by mid-1998. The cost and scope of the new facility have not been determined, but management believes that the funds necessary for this project can be obtained from financial institutions in the vicinity of the facility and from the Company's cash resources.

         The Company entered certain short-term engine leases during 1996. The Company believes this activity should allow it to liquidate the remaining maintenance value of jet engines on a profitable basis by realizing both rental income as well as maintenance reserve fees charged to the Company's engine lease customers for their utilization of the engines. Upon the full consumption of the remaining maintenance value in each engine, the Company will evaluate the engine's condition in order to determine if such engine should be refurbished or should be disassembled into piece parts in support of the Company's parts supply business.

         During May 1996, the Company and its then-lead bank, BankAtlantic, completed an increase of the Company's working capital line of credit, secured by substantially all the Company's assets, from $3.0 million to $5.0 million and also agreed upon a new guidance line of $3.0 million to fund the acquisition of specific jet engines. The interest rate on these lines was 1% over the bank's prime rate with the interest payable monthly. Principal on the guidance line was payable upon the earlier of the disposition of the underlying collateral or the line maturity date. The working capital line and the guidance line both were to mature on May 31, 1997.

         On December 23, 1996, the Company entered into a Revolving Loan Agreement with Barnett Bank, N.A. This Revolving Loan Agreement replaced the working capital line and the guidance line with BankAtlantic, and increased the Company's bank credit lines from $8.0 million to $15.0 million. This new arrangement also reduced the interest rate paid by the Company from 1% above BankAtlantic's prime rate to 1/8% below Barnett's prime rate (which interest rate payable by the Company was 8.125% at December 31, 1996) or, at the Company's option, to LIBOR (which was 5.50 at December 31, 1996) plus 275 basis points. Indebtedness under the Revolving Loan Agreement is secured by substantially all the Company's assets. The advance rate formulas under this new bank facility were liberalized to provide for advances against foreign receivables. This modification is important to the Company as its foreign business has recently represented a greater percentage of its net revenues.

         The $1,194,277 first mortgage (including a $750,000 construction/mortgage loan) held by BankAtlantic and secured by the Company's office and warehouse facilities continues to remain in place. The interest on the mortgage is 10.49% per annum. Principal and interest are payable in monthly installments of $20,238. Principal is amortized over a ten-year period with a final payment of $20,238 due May 2005.

         During 1996 the Company's highest  utilization of its BankAtlantic $5.0
million  working   capital  line  was  $4,251,000  and  the  Company's   highest
utilization of the

BankAtlantic guidance line was $3.0 million. The balance due at December 31, 1996 on the Barnett Bank revolving credit facility was approximately $5.2 million.

         The acquisition of IASI was completed on January 15, 1997 and was primarily financed through the issuance of $15 million in senior subordinated debt (the "Senior Debt") and warrants and from the proceeds of a $6,000,000 subordinated bridge loan ("Bridge Loan") and warrants with the balance from the Company's working capital. The Company also assumed IASI's existing debt, including various credit facilities with Union Bank of California secured by IASI's assets, which facilities provided for credit of up to a maximum of approximately $20,000,000 as of the date of the acquisition. The amount of credit outstanding as of the date of acquisition was $14,555,826. Interest on the credit facilities accrues daily and ranges from .50% to 1.0% above Union Bank's prime rate, and is payable monthly.

         The Senior Debt is held by The Equitable Life Assurance Society of the United States ("Equitable"). The interest rate on the Senior Debt is 11.75% per annum, payable quarterly. Additionally, warrants to purchase 305,660 shares of Common Stock were issued to Equitable. The warrants are exercisable at $10 per share and expire on January 15, 2004. Principal on this debt is payable in three equal annual installments beginning January 15, 2002. An advance principal payment of up to $3,750,000 is permitted (along with a premium payment of 1%) prior to December 31, 1998 from the proceeds of the exercise of the Company's publicly traded warrants. It is anticipated by the Company that such an advance payment will be made during this advance payment period. Moreover, the Company may, at its option, redeem up to $4.5 million principal amount of the Senior Debt concurrently or within five days after the occurrence of any public offering of the Company's Common Stock as long as the principal balance of the debt is not reduced below $10.5 million.

         The Bridge Loan is due April 15, 1997. In connection with the Bridge Loan, the Company issued warrants to purchase 75,000 shares of Common Stock at an exercise price of $10 per share, exercisable until three years from the repayment of the Bridge Loan. A portion of the Bridge Loan, in the amount of $1,000,000, was repaid on February 12, 1997.

         The Company called its publicly traded warrants on February 4, 1997 pursuant to their terms. There were 4,166,510 publicly traded warrants outstanding at December 31, 1996. Each warrant entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $5.00 per share. The Company received total proceeds of $22,961,950 from the exercise of warrants during the period from October 1, 1996 to March 21, 1997.

         The Company's management believes that cash flow from operations, combined with the Company's borrowing facilities should be sufficient for the Company's current level of operations. In addition, the Company is seeking to further increase its bank financing to expand its facility (as described above and under the caption "Properties") and to increase inventory purchases. However, the Company may elect to seek equity capital in the future depending upon market condition and the capital needs of the Company.

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." As provided for in Statement No. 123, the Company has elected to continue to apply the provisions of APB No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based compensation and to provide pro forma disclosure of what the impact on the Company's financial results would have been had it applied SFAS No. 123. The disclosures required by the new statement are included in Note 10 to Kellstrom's financial statements.

Item 7.           Financial Statements.

         Kellstrom's financial statements and IASI's combined financial statements for 1995 and 1996 and the respective notes thereto are set forth herein as Exhibits to this report. An index of these financial statements appears in Item 13.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

         The directors and executive officers of the Company, their ages, positions in the Company, and the dates of their initial election or appointment as director or executive officer are as follows:

                                                                                                 Officer or
Name                       Age      Position with the Company                                    Director Since
-----------------------------------------------------------------------------------------------------------------
Yoav Stern (1)             43       Chairman of the Board                                        December 1993
Zivi R. Nedivi             39       Chief Executive Officer, President and Director              June 1995
John S. Gleason            47       Chief Financial Officer, Executive Vice President,Treasurer  July 1995
Fred von Husen             52       Executive Vice President                                     January 1997
Anthony Motisi             38       Vice President and Secretary                                 June 1995
Donald Reynolds            58       Vice President, Technical Operations                         January 1997
Paul F. Steele             37       Vice President, Purchasing                                   June 1995
Ian McDonald               45       Vice President, Sales                                        January 1997
Thomas McMillen (1)        44       Director                                                     October 1996
David Jan Mitchell (1)     36       Director                                                     December 1993

------------------
(1)    Member of the Audit Committee.

         Yoav Stern is the Chairman of the Board and a director of the Company. Mr. Stern is a principal of Helix Capital Corporation, L.L.C., a merchant banking firm ("Helix"). From the Company's inception until June 22, 1995, Mr. Stern was the Co-Chief Executive Officer and Co-President of the Company. Mr. Stern has been a director of the Company since its inception. Mr. Stern was a Co-CEO of European Gateway Acquisition Corporation ("EGAC") since March 1995. EGAC acquired Bogen Communications, Inc. and changed its name to Bogen International, Inc. ("Bogen") in August 1995. Bogen's shares are traded on the American Stock Exchange. Since that time, Mr. Stern has served as a director and member of the executive committee of Bogen. From February 1994 to April 1995, Mr. Stern served as a director of Random Access, Inc., a public company traded on the Nasdaq National Market, which is engaged in the information technology business. From January 1993 to September 1993, Mr. Stern was President and a director of WordStar International, Inc. ("WordStar"), which is engaged in research and development and worldwide marketing and distribution of software for business and consumer applications. Mr. Stern structured the business combination of WordStar with two other public companies, after which WordStar changed its name to SoftKey International, Inc. ("SoftKey"). SoftKey is traded on the Nasdaq National Market. Mr. Stern is currently a director of, and a consultant to, SoftKey. From March 1990 to December 1992, Mr. Stern was Vice President of Business Development of Elron Electronic Industries Ltd. ("Elron"), a multinational high-technology public holding company based in Israel with aggregate annual revenues in excess of $900 million. Elron is engaged in operating and investing in companies in the technology-led industry, including medical diagnostic imaging, advanced defense electronics, data communication, manufacturing automation, semiconductor and software products, and sophisticated productivity tools. Elron is traded on both the Nasdaq National Market and Tel Aviv Stock Exchange. From August 1988 to February 1990, Mr. Stern was director of Business Development at Keter Plastics Ltd., a private company engaged in the manufacture of injection molded plastic products. From December 1988 to February 1990, he was the President, Chief Executive Officer and a director of Lipski Ltd., an Israel public company traded on the Tel Aviv Stock Exchange, which is engaged in the development, production and marketing of injection molded plastic products. From January 1985 to June 1988, he was founder, President and Chief Executive Officer of Co/Rent Computer Rentals, a private company based in Canada, active in the rental of microcomputers. From February 1973 to December 1983, Mr. Stern served in the Israeli Air Force as a fighter pilot, avionic systems officer, commander of Operational Training Unit and a Deputy Squadron Commander. Mr. Stern earned a Practical Engineering Diploma in advance mechanics and automation from ORT Technological College, Israel, graduated from the Israel Air Force Academy and earned a B.S. degree in Mathematics and Computer Science from Tel Aviv University.

         Zivi R. Nedivi has been the Chief Executive Officer and a director of the Company since June 22, 1995. Mr. Nedivi was the founder, President and CEO of Kellstrom Industries, Inc., an indirectly wholly-owned subsidiary of Rada, from its establishment in 1990 until June 1995. From September 1994 until June 1995, Mr. Nedivi also served as Corporate Vice President of Rada, a public company traded on the Nasdaq National Market which is engaged in the business of avionics for the commercial and military aviation industries. From October 1984 to September 1990, Mr. Nedivi was co-founder and General Manager of Maakav Ltd., a private aviation management company based in Israel. Maakav represented certain American companies in Israel, including companies active in the distribution of aircraft parts. From February 1986 until October 1990 Mr. Nedivi was also co-founder and director of NBC Aviation Inc., a private company based in Texas active in the sale of commercial jet engines and related components. A graduate of the Israel Air Force Academy, Mr. Nedivi served in the Israel Air Force as an F-15 fighter pilot for seven years and held the rank of Major. He also served as a Human Engineering Consultant to Israel Aircraft Industries on the Lavi fighter aircraft program.

         John S. Gleason joined the Company in July 1995 as its Chief Financial Officer and was appointed Treasurer in August 1995 and Executive Vice President in January 1997. From January 1986 until July 1995, Mr. Gleason served as the Vice President of Finance of IASI. Mr. Gleason was also responsible for buying, selling and leasing IASI's commercial jet engines on a worldwide basis, as well as the procurement of jet engine inventory consignment arrangements. Mr. Gleason is a Florida and California CPA and earned a B.S. degree in accounting from Florida Atlantic University in 1971.

         Fred von Husen joined the Company in January 1997 as its Executive Vice President. Mr. von Husen was IASI's President and Chief Executive Officer since 1987. Mr. von Husen has 32 years experience in the aviation industry primarily in engine and aircraft maintenance plus financial and organization management. Prior to joining IASI, he served as Vice President of Operations and earlier as Vice President of Technical Services at Aircal, a passenger airline based in California. Mr. von Husen also spent 17 years at United Airlines in various positions including engine maintenance, engineering, and corporate planning.

         Anthony Motisi has been a Vice President since June 22, 1995. Mr. Motisi was the Vice President of Operations for Kellstrom Industries, Inc. from December 1994 until June 22, 1995 and Director of Sales and Marketing from July 1993 until December, 1994. In 1980, Mr. Motisi earned a B.S. degree in finance from the University of Florida. Prior to joining Kellstrom Industries, Inc., Mr. Motisi held the position of Manager of Engine Parts Sales at Aviation Sales Corporation.

         Donald Reynolds became Vice President of Technical Operations in January 1997. Mr. Reynolds served in the same role at IASI since 1985. Mr. Reynolds is responsible for inventory management, quality control, purchasing, outside vendor business, shipping and receiving, and all technical services activities. Mr. Reynolds also spent 24 years with United Airlines in various positions including commercial airline engine maintenance, production planning, customer service and contract administration.

         Paul F. Steele has been a Vice President of the Company since June 22, 1995. Mr. Steele was the Vice President of Purchasing for Kellstrom Industries, Inc. from December 1994 until June 22, 1995 and a Director of Operations from November 1993 until December 1994. Prior to joining Kellstrom Industries, Inc., Mr. Steele held the position of Vice President of Technical Sales at AGES Group, a subsidiary of Volvo Flygmotor and supplier of commercial aircraft engines. Mr. Steele graduated from Bolton Street College, Dublin.

         Thomas McMillen became a director in October 1996. Mr. McMillen served three consecutive terms in the U.S. House of Representatives from the Fourth Congressional District of Maryland (1987 to 1993), and is currently Chairman and CEO of Complete Wellness Centers, Inc., a physician practice management company. He served as Chief Administrative Officer of CliniCorp., Inc., an owner and operator of chiropractic clinics, from November 1993 to March 1994. While in Congress, Mr. McMillen served on the Transportation, Aviation & Materials Subcommittee of the Science, Space & Technology Committee, as well as on the Energy and Commerce Committee. Mr. McMillen serves on the Boards of Directors of a number of public companies, including Integrated Communication Network, Inc., C.H.G. Inc., Commodore Applied Technologies, Inc. and Orion Acquisition Corp. I. He is a member of the Board of Visitors of the University of Maryland School of Public Affairs and is National Chairman of the University of Maryland President's Club. He is an Advisory Council Member of the Paul Nitze School of Advanced International Studies of the Johns Hopkins University and is a member of the Board of Directors of the International Visitors Center. He also serves on the Democratic National Committee's Business Council. Since 1993, Mr.
McMillen has, at the request of President Clinton, co-chaired the President's Council on Physical Fitness and Sports. Mr. McMillen received a B.S., Phi Beta Kappa, in Chemistry in 1974 from the University of Maryland and was also a Rhodes Scholar.

         Ian McDonald joined the Company in January 1997 as Vice President of Sales. For ten years prior to joining the Company, Mr. McDonald vas Senior Vice President of AGES Group. Earlier in his career, Mr. McDonald was with Canadian Airlines where he was manager of power plant maintenance, the airline's aircraft engine and overhaul operations. In 1973 he received an Engineering Technician Certificate from the City and Guilds of London, part of Scotland's Motherwell Technical College.

         David Jan Mitchell has been a director of the Company since its inception in December 1993. From the Company's inception until August 21, 1995, Mr. Mitchell was the Secretary of the Company. Since August 1994, Mr. Mitchell has served as a director of Holmes Protection Group, a publicly traded security alarm system company, and, since March 1995 has served as a director of Bogen. Since January 1991, he has been the President of Mitchell & Company, a New York-based merchant banking company he founded. Mitchell & Company is engaged in venture capital investments and financing. Mr. Mitchell serves as a director of several private companies, including Madah-Com, an Israeli-based company involved in sound transmission and First Home, a company that markets houses developed for first time homeowners. Mr. Mitchell also serves as President of AmeriCash LLC, a national network of Automated Teller Machines in non-bank locations. Since March 1992, he has been a partner of Petherton Capital Corporation, a privately held real estate investment company.

         The Board is divided into two classes, each of which serves for a term of two years, with only one class of directors being elected in each year. The term of office of the first class of directors, presently consisting of David Jan Mitchell and Thomas McMillen, will expire at the ensuing annual meeting of stockholders, and the term of office of the second class of directors, presently consisting of Yoav Stern and Zivi R. Nedivi, will expire at the second succeeding annual meeting of stockholders. In each case, a director will hold office until the next annual meeting of stockholders at which his class of directors is to be elected.

Compliance with Section 16(a) of the Exchange Act

         The Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors and beneficial owners of more than 10% of a class of the Company's stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and Nasdaq. Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during its most recent fiscal year, there were individuals subject to compliance reporting requirements under the Exchange Act who failed to file on a timely basis. Zivi R. Nedivi, John S.
Gleason, Paul F. Steele, David Jan Mitchell, Yoav Stern and Anthony Motisi failed to file on a timely basis a Form 5, each reporting one exempt transaction during fiscal year 1996. Donald Reynolds, Fred von Husen, Ian McDonald and Thomas McMillen each failed to file on a timely basis a Form 3. Mr. Mitchell failed to file on a timely basis a Form 4 reporting one transaction.

PART IV

Item 10.  Executive Compensation.

         The following table summarizes the compensation for services rendered to the Company by the Chief Executive Officer and the Company's three most highly compensated executive officers who earned compensation in excess of $100,000 in 1996 (the "Named Executives"). No other executive officer earned compensation in excess of $100,000 in 1996. Prior to the KST Acquisition, none of the Company's executive officers, including the Chief Executive Officer, received any compensation from the Company.

                           SUMMARY COMPENSATION TABLE

                        Annual Compensation                                                   Long Term Compensation
-----------------------------------------------------------------------   ----------------------------------------------------------
                                                                                          Awards                   Payouts
                                                                                          ------                   -------
(a)                    (b)               (c)          (d)             (e)           (f)             (g)            (h)       (i)
                                                                      Other                         Securities               All
Name                                                                  Annual        Restricted      Under-                   Other
and                                                                   Compen-       Stock           lying           LTIP     Compen-
Principal                               Salary        Bonus           sation        Award(s)        Options(#)      Payouts  sation
Position               Year             ($)(1)        ($)             ($)(2)         ($)                            ($)      ($)
------------------------------------------------------------------------------------------------------------------------------------
Zivi R. Nedivi(3)
Chief Executive
Officer and            1995          97,500        183,809        14,849          0            49,000             0           0
President              1996         180,000        218,047             0          0           100,000             0       9,446(4)

John S. Gleason
Chief Financial
Officer, Executive     1995          68,750         58,061         1,213          0            30,000             0           0
Vice President         1996         150,000         60,557        10,819          0            50,000             0       1,224(5)
and
Treasurer

Paul F. Steele         1995          56,875         55,466        11,234          0            13,500             0           0
Vice President         1996         130,000         60,557             0          0            25,000             0      48,183(6)

Anthony Motisi
Vice President         1995          40,625         55,466         4,507          0            13,500             0           0
and Secretary          1996          78,000         48,466             0          0            25,000             0       4,562(7)

(1) 1995 figures are salaries paid by Kellstrom commencing on June 23, 1995 until December 31, 1995.

(2) Consisting of the use of a company vehicle and a premium allowance paid to a nonqualified corporate benefit program on behalf of each executive.

(3) Mr. Nedivi owns an interest in Helix Capital Corporation, LLC (together with related entities, "Helix"). Helix has entered into an engagement letter with the Company under which it receives a retainer and is entitled to certain transaction fees under certain circumstances. Mr. Nedivi receives no portion of the retainer payments to Helix, but it is anticipated that he may receive a portion of any transaction fees received by Helix from the Company. See "Certain Relationships and Related Transactions".

(4) Consisting of a $8,095 life insurance premium and a $1,351 holiday bonus.

(5) Consisting of a holiday bonus.

(6) Consisting of a loan of $35,436 to the employee that was forgiven, a $11,448 life insurance premium and a $1,299 holiday bonus.

(7) Consisting of a $3,360 life insurance premium and a $1,202 holiday bonus.

         The following table sets forth information concerning options granted in the last fiscal year to the Named Executives.

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

          (a)                     (b)                  (c)                    (d)             (e)

                          Number of
                          Securities             % of Total
                          Underlying             Options Granted          Exercise or
                          Options                to Employees in          Base Price       Expiration
Name                      Granted(#)             Fiscal Year              ($/Sh)           Date
-------------------------------------------------------------------------------------------------------
Zivi R. Nedivi             100,000                 43.9                    7.63            Sept. 2006

John S. Gleason             50,000                 21.9                    7.63            Sept. 2006

Paul F. Steele              25,000                  11                     7.63            Sept. 2006

Anthony Motisi              25,000                  11                     7.63            Sept. 2006




         The following table sets forth information concerning the value of unexercised stock options at the end of the 1996 fiscal year for the Named Executives.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

---------------------------------------------------------------------------------------------------------------
          (a)                  (b)             (c)                 (d)                        (e)

                                                          Number of
                                                          Securities
                                                          Underlying              Value of Unexercised
                                                          Unexercised             In-the-Money
                              Shares                      Options at              Options at
                             Acquired                     FY-End (#)              FY-End ($)
                                on            Value
                             Exercise       Realized      Exercisable/            Exercisable/
Name                           (#)             ($)        Unexercisable           Unexercisable
---------------------------------------------------------------------------------------------------------------
Zivi R. Nedivi                  0               0            16,333/132,667       55,124/185,251

John S. Gleason                 0               0             10,000/70,000       33,750/105,000

Paul F. Steele                  0               0             4,500/34,000        15,188/49,125

Anthony Motisi                  0               0              4,500/34000        15,188/49,125



The Company had no long-term incentive plan awards granted as of December 31, 1996.

Compensation of Directors

         During 1996, the Company paid Yoav Stern and Joram Rosenfeld, and in each case entities controlled by them, an aggregate of $90,000 each, for services rendered by Yoav Stern and Joram Rosenfeld as Co-Chairmen of the Company's Board of Directors.


         The Company's Chief Executive Officer receives no additional cash compensation for service as a Director. All Directors are reimbursed for out-of-pocket expenses incurred in attending Board meetings. During 1996, (a) Messrs. Stern and McMillen were granted options to purchase 100,000 and 30,000 shares of Common Stock, respectively, under the Company's 1996 Stock Option Plan; and (b) Mr. Mitchell was granted options to purchase 2,250 shares of Common Stock under the Company's 1995 Stock Option Plan. See "1995 Stock Option Plan" and "1996 Stock Option Plan," below.

Employment Agreements

         The Company entered into a seven-year management agreement, effective January 1, 1997, with East Shore Ventures, Inc. (the "Manager"), of which Mr. Nedivi is President and sole shareholder. The agreement provides for an annual base fee of $240,000 and a bonus payable on the following terms: (i) if the Company achieves a target net income level which may be adjusted each year by the Board (the "Target"), then the Manager will receive a bonus of $240,000;
(ii) if the actual net income for the Company in any year exceeds the Target for such year, the Manager's bonus will increase by a corresponding percentage, provided that the bonus may not exceed $360,000; and (iii) if the actual net income for the Company in any year is less than the Target for such year, the Manager's bonus will decrease by twice the corresponding percentage (so that if the actual net income for the Company is 50% or less of the Target, there will be no bonus paid). In addition, the management agreement provides that Mr. Nedivi will be paid severance of four months of the base fee if the Manager's services are terminated without cause, provided that upon a change of control Mr. Nedivi will be paid severance equal to twelve months of his base salary. A change of control is defined in the contract as (i) any transaction which results in the stockholders of the Company immediately before the transaction ceasing to own at least 51% of the voting stock or of the entity which results from the transaction, (ii) a merger, consolidation or other transaction where the Company is not the surviving entity or (iii) a disposition of all or substantially all of the assets of the Company. Under the terms of the management agreement, the Company maintains a life insurance policy on the life of Mr. Nedivi in the amount of $4 million, which is transferable without consideration to Mr. Nedivi after January 1, 1999. The management agreement may be terminated by mutual agreement between the Company and the Manager, or by either party upon sixty (60) days written notice.

         The Company entered into a five-year employment contract with Mr. Gleason, effective as of May 18, 1995 which was amended on February 14, 1997. The amended contract provides for an annual base salary of $190,000 and a bonus payable on the following terms: (i) if the Company achieves a target net income level which may be adjusted each year by the Board (the "Gleason Target"), then Mr. Gleason will receive a bonus of $90,000; (ii) if the actual net income for the Company in any year exceeds the Gleason Target for such year, Mr. Gleason's bonus will increase by a corresponding percentage, provided that the bonus may not exceed $135,000; and
(iii) if the actual net income for the Company in any year is less than the Gleason Target for such year, Mr. Gleason's bonus will decrease by twice the corresponding percentage (so that if the actual net income for the Company is 50% or less of the Gleason Target, there will be no bonus paid). In addition, the amended employment agreement provides for the grant of options (outside of the Company's 1996 Stock Option Plan) to purchase 100,000 shares of the Company's Common Stock subject to the approval of the Board of Directors. The employment agreement provides that Mr. Gleason will be paid severance of four months of his base salary if employment is terminated without cause, and that upon a change of control (as previously defined) Mr. Gleason will be paid severance equal to twelve months of his base salary. Moreover, the amended agreement provides that the Company will maintain a life insurance policy on the life of Mr. Gleason in the amount of $2 million which is transferable without consideration to Mr. Gleason after January 1, 1999. The agreement may be terminated by mutual agreement between the Company and Mr. Gleason, or by either party upon sixty (60) days written notice.

         The Company entered into a five-year employment contract with Mr. Steele, effective as of January 1, 1996, providing for an annual base salary of $130,000. Effective January 1, 1997, Mr. Steele's annual base salary increased to $160,000. The agreement also provides for a bonus payable on the following terms: (i) if the Company achieves a target net income level which may be adjusted each year by the Board (the "Steele Target"), then Mr. Steele will receive a bonus of $50,000; (ii) if the actual net income for the Company in any year exceeds the Steele Target for such year, Mr. Steele's bonus will increase by a corresponding percentage, provided that the bonus may not exceed $75,000; and (iii) if the actual net income for the Company in any year is less than the Steele Target for such year, Mr. Steele's bonus will decrease by twice the corresponding percentage (so that if the actual net income for the Company is 50% or less of the Steele Target, there will be no bonus paid). If Mr. Steele's employment is terminated without cause, the employment agreement provides that Mr. Steele will be paid (i) to the extent not already paid, his salary through the date of such termination, (ii) a cash lump sum for any vacation days accrued but unused as of the date of termination and (iii) an amount equal to six months of Mr. Steele's base salary, provided that if termination is due to a change of control (as previously defined), Mr. Steele will be paid an amount equal to eight months of his base salary. The agreement may be terminated by mutual agreement between the Company and Mr. Steele, or by either party upon sixty (60) days written notice.

         The Company entered into an amended and restated five-year employment contract with Mr. Motisi on January 30, 1996, providing for annual base salary of $75,000. Effective January 1, 1997, Mr. Motisi's annual base salary increased to $100,000. The agreement also provides for a bonus payable on the following terms: (i) if the Company achieves a target net income level which may be adjusted each year by the Board (the "Motisi Target"), then Mr. Motisi will receive a bonus of $40,000; (ii) if the actual net income for the Company in any year exceeds the Motisi Target for such year, Mr. Motisi's bonus will increase by a corresponding percentage, provided that the bonus may not exceed $60,000; and (iii) if the actual net income for the Company in any year is less than the Motisi Target for such year, Mr. Motisi's bonus will decrease by twice the corresponding percentage (so that if the actual net income for the Company is 50% or less of the Motisi Target, there will be no bonus paid). If Mr. Motisi's employment is terminated without cause, the employment agreement provides that Mr. Motisi will be paid (i) to the extent not already paid, his salary through the date of such termination, (ii) a cash lump sum for any vacation days accrued but unused as of the date of termination and
(iii) an amount equal to six months of Mr. Motisi's base salary, provided that if termination is due to a change of control (as previously defined), Mr. Motisi will be paid an amount equal to eight months of Mr. Motisi's base salary. The agreement may be terminated by mutual agreement between the Company and Mr. Motisi, or by either party upon sixty (60) days written notice.

1995 Stock Option Plan

         On May 10, 1995, the Board adopted the 1995 Stock Option Plan, and on June 22, 1995, the Company's stockholders approved the 1995 Stock Option Plan. The purpose of the 1995 Stock Option Plan is to advance the interests of the Company by providing an additional incentive to attract and retain qualified and competent key employees, officers, directors and independent contractors for the Company and its subsidiaries. The 1995 Stock Option Plan provides for the granting of options to purchase or acquire, in the aggregate, up to 250,000 shares of Common Stock, with no individual to be granted options to purchase more than 100,000 shares of Common Stock during the ten year period from April 1994 through the tenth anniversary thereof. Options granted pursuant to the 1995 Stock Option Plan may be either incentive stock options ("ISOs") or non-qualified options ("NQSOs"). Shares of the Common Stock subject to options may be from shares held in the Company's treasury or from authorized and unissued shares.

         The 1995 Stock Option Plan is administered by either the Board, the Compensation Committee of the Board or another committee, if any, appointed by the Board (references in this discussion to the "Committee" include the Board, the Compensation Committee or another committee appointed by the Board to the extent any of the foregoing administers the 1995 Stock Option Plan unless the context otherwise requires). If the 1995 Stock Option Plan is administered by a Committee (other than the Board or the Compensation Committee), such Committee will consist of at least two persons, each of whom is a "disinterested person" within the meaning of Section 16(b) of the Exchange Act, and if the Board so determines, an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code. The authority of the Committee will include, among other things, determining the persons to whom options are granted, the period of exercisability, the designation of options as ISOs or NQSOs and the other terms and provisions thereof.

         Options may be granted only to key employees, officers, directors and independent contractors of the Company or any subsidiary corporation of the Company, whether now existing or subsequently formed or acquired, provided, however, that ISOs may only be granted to key employees.

         The exercise price for each share subject to an option will not be less than the fair market value of the Common Stock on the date the option is granted. However, the exercise price per share of an ISO granted to any employee who, on the date of the grant, possesses more than 10% of the total combined voting power of all classes of stock of the Company (or of any subsidiary or parent corporation), will not be less than 110% of the fair market value of the shares of Common Stock on the date the ISO is granted.

1996 Stock Option Plan

         The 1996 Stock Option Plan was adopted by the Board on July 10, 1996 and approved by the Company's Stockholders on August 28, 1996. The 1996 Stock Option Plan is administered by the Board of Directors of the Company. The Board of Directors determines, among other things, the recipients of grants, whether a grant will consist of ISOs, NQSO's or stock appreciation rights ("SARs") (in tandem with an option or free-standing) or a combination thereof, and the number of shares to be subject to such options. ISOs may be granted only to officers and key employees of the Company and its subsidiaries. Nonqualified stock options and SARs may be granted to such officers and employees as well as to agents and directors of and consultants to the Company, whether or not otherwise employees of the Company.

         The Plan provides for the granting of ISOs to purchase the Company's Common Stock at not less than the fair market value on the date of the option grant and the granting of nonqualified options and SARs with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option. The total number of shares with respect to which options and SARs may be granted under the Plan is currently 1,100,000. The Plan contains certain limitations applicable only to ISOs granted thereunder. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the option will be treated as a nonqualified option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the ISO cannot exceed five years. No option or SAR may be granted under the Plan after July 9, 2006, and no option or SAR may be outstanding for more than ten years after its grant.

         Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash, check or, under certain circumstances, in shares of any class of the Company's Common Stock, or any combination thereof. SARs, which give the holder the privilege of surrendering such rights for the appreciation in the Common Stock between the time of the grant and the surrender, may be settled, in the discretion of the Board or committee, as the case may be, in cash, Common Stock, or in any combination thereof. The exercise of an SAR granted in tandem with an option cancels the option to which it relates with respect to the same number of shares as to which the SAR was exercised. The exercise of an option cancels any related SAR with respect to the same number of shares as to which the option was exercised. Generally, options and SARs may be exercised while the recipient is performing services for the Company and within three months after termination of such services.

         The Plan may be terminated at any time by the Board of Directors, which may also amend the Plan, except that without stockholder approval, it may not increase the number of shares subject to the Plan or change the class of persons eligible to receive options under the Plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of March 25, 1997 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known to the Company to beneficially own more than five percent (5%) of such Common Stock, (ii) each director and executive officer and (iii) all directors and executive officers as a group:

                                                                                             Percentage
                                                                        Number of           Beneficially
Principal Stockholders                                                    Shares              Owned(%)
----------------------                                                  ----------           ---------
Yoav Stern(1)                                                            186,250             2.48
98 Battery Street
Suite 600
San Francisco, CA 94111

David Jan Mitchell                                                        75,137             1.00
850 Third Avenue, 10th Floor
New York, NY 10022

Estate of Joram D. Rosenfeld(1)                                          107,500             1.43
c/o Exodus
360 East 88th Street, #41B
New York, NY 10128

Zivi R. Nedivi(1)(2)                                                     217,651             2.90
14000 N.W. 4 Street
Sunrise, FL 33325

John S. Gleason(3)                                                        31,000              .41
14000 N.W. 4 Street
Sunrise, FL 33325

Paul F. Steele(4)                                      6,600              .09
14000 N.W. 4 Street
Sunrise, FL 33325

Anthony Motisi(4)                                      7,500              .10
14000 N.W. 4 Street
Sunrise, FL 33325

Delaware Management Company, Inc.(5)                 413,900             5.52
2005 Market Street
Philadelphia, PA 19103

Jeffrey Schwartz(6)                                  435,858             5.81
660 Madison Avenue
20th Floor
New York, NY 10021

Karen Finerman(6)                                    435,858             5.81
660 Madison Avenue
20th Floor
New York, NY 10021

All Officers and Directors                           524,138             6.96
as a Group (10 persons)(7)

(1) Each of Messrs. Stern and Nedivi and the Estate of Joram Rosenfeld may be deemed to be a member of a group for the purposes of Section 13(d) under the Exchange Act by virtue of a stockholders' agreement entered into by Messrs. Stern, Nedivi and Rosenfeld on August 24, 1995. Each party thereto agreed not to sell, encumber or otherwise dispose of the stock of the Company beneficially owned by him except in accordance with the terms of said agreement. As members of a group, each may be deemed to share the voting power with respect to the shares owned by all three, or 511,401 shares, which represents 6.82% of the shares outstanding. In addition, on January 15, 1996, Messrs. Nedivi, Rosenfeld and Stern each contributed capital to Helix Capital Corporation, LLC in the form of promissory notes secured by (a) in the case of Mr. Nedivi, 181,818 shares of Common Stock,
     (b) in the case of Mr. Stern, among other collateral, Mr. Stern's interest in a certain Stock Escrow Agreement, dated as of April 11, 1994, by and among the Company, Mr. Stern, Mr. Rosenfeld and certain other parties named therein (the "Escrow Agreement"), entered into in connection with the Company's initial public offering, including without limitation 156,250 shares of Common Stock deposited into escrow by Mr. Stern pursuant thereto and (c) in the case of the Mr. Rosenfeld, among other collateral, Mr. Rosenfeld's interest (now held by the Estate of Joram Rosenfeld) in the Escrow Agreement, including without limitation 97,500 shares of Common Stock deposited in escrow by Mr. Rosenfeld pursuant thereto. The Escrow Agreement terminates on April 11, 1997. Helix Capital Corporation, LLC is controlled by Messrs. Nedivi, Stern and the Estate of Joram Rosenfeld.

(2) 16,333 shares are issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days.

(3) 10,000 shares are issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days.

(4) 4,500 shares are issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days.

(5) According to a Schedule 13G filed February 12, 1997 by Delaware Management Company, Inc. ("Management") and Delaware Management Holdings, Inc. ("Holdings"), Management is an investment advisor, the parent company of which is Holdings.

(6) Following is information included in a Schedule 13D filed jointly on January 21, 1997 by Jeffrey Schwarz, Karen Finerman, Bedford Falls
     Investors, L.P. ("Bedford"), Metropolitan Capital Advisors, L.P. ("Metropolitan L.P."), Metropolitan Capital Advisors, Inc. ("Metropolitan, Inc."), Metropolitan Capital Partners II, L.P. ("Metropolitan Partners") and KJ Advisors, Inc. ("KJ"): Metropolitan Inc. is the sole general partner of Metropolitan L.P., which is in turn the sole general partner of Bedford. KJ is the sole general partner of Metropolitan Partners. Bedford is the beneficial owner of 353,840 shares of Common Stock, 50,625 of which may be acquired upon exercise of currently exercisable warrants; Metropolitan L.P. is the beneficial owner of the shares of Common Stock owned by Bedford, as general partner of Bedford, and has purchased currently exercisable warrants to purchase 4,375 shares of Common Stock. Metropolitan Inc. beneficially owns 358,215 shares of Common Stock as general partner of Metropolitan L.P. KJ Advisors beneficially owns 38,018 shares of Common Stock, of which 4,375 shares may be acquired upon the exercise of currently exercisable warrants, as general partner of Metropolitan Partners, which beneficially owns such shares. Jeffrey Schwarz may be deemed the beneficial owner of 396,233 shares of Common Stock as a result of his being a director, executive officer and stockholder of each of Metropolitan, Inc. and KJ. Mr. Schwarz may also be deemed the beneficial owner of an additional 39,625 shares of Common Stock by virtue of his position as a director, executive officer and stockholder of a corporation which, through an affiliate, may be deemed to have beneficial ownership over securities held by a foreign investment entity. Accordingly, Mr. Schwarz may be deemed to be the beneficial owner of a total of 435,858 shares of Common Stock, 70,000 of which may be acquired upon exercise of currently exercisable warrants. Jeffrey Schwarz does not beneficially own any shares of Common Stock for his own account. Karen Finerman may be deemed the beneficial owner of 435,858 shares of Common Stock as a result of her being a director, executive officer and/or stockholder of each of the entities described in the Schedule 13D which directly or indirectly serve as general partners, or investment advisors to the owners of Common Stock. Karen Finerman does not beneficially own any shares of Common Stock other than through such positions.

(7) 35,333 shares are issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days.

Item 12.  Certain Relationships and Related Transactions.

         On August 24, 1995, the Company entered into an agreement with Mr. Nedivi pursuant to which Mr. Nedivi purchased 181,818 shares of Common Stock at a purchase price of $1,000,000. Mr. Nedivi has agreed not to directly or indirectly, offer, sell, transfer, assign, hypothecate or otherwise dispose of any interest in any of the shares (or solicit any offers to buy, purchase, or otherwise acquire or take a pledge of any of the shares) until April 11, 1997.

         During 1996, the Company paid Yoav Stern and Joram Rosenfeld, and in each case entities controlled by them, an aggregate of $90,000 each, for services rendered by Yoav Stern and Joram Rosenfeld as Co-Chairmen of the Company's Board of Directors.

         The Company has engaged a Helix entity, in which Messrs. Stern and Nedivi own a majority interest to act as the Company's exclusive financial advisor with respect to merger and acquisition transactions and as principal financial adviser with respect to other transactions for an initial term of eighteen months. Under the terms of the agreement, the Helix entity will receive a monthly retainer of $25,000 and a success fee to be determined by the Company on a per transaction basis, not to fall below 2% of the aggregate consideration paid in connection with the applicable transaction. In addition, the terms of the engagement letter will provide for an insurance policy in the amount of $3 million on the life of Mr. Stern which is transferable without consideration to Mr. Stern after two years. Payments under the engagement letter are in lieu of fees payable to Mr. Stern as Chairman of the Board. It is expected that a substantial portion of the retainer will be paid by the Helix entity to Mr. Stern. As a result of ownership interests held by Messrs. Stern and Nedivi in the Helix entity, it is anticipated that a substantial portion of the transaction fees, if any, paid by the Company to the Helix entity will, in turn, be distributed to Messrs. Stern and Nedivi.

         On February 25, 1997 The Board of Directors of the Company approved loans in the aggregate amount of $530,000, to certain officers and directors of the Company for the purposes of purchasing shares of Common Stock. The loans will be unsecured and payable over four years for employees or five years for directors at an interest rate based on the "Applicable Federal Rate" at the time of the loan (6.1% per annum at February 25, 1997). Interest will be paid annually by officers and will accrue and be paid at maturity by directors. The loans will provide for mandatory prepayment if the officer or director sells any shares of the Company's Common Stock. As of February 25, 1997, the Board has approved loans to the following individuals:

Name                               Principal Amount
----                               ----------------
Zivi R. Nedivi                        $150,000
Yoav Stern                            $150,000
John Gleason                           $50,000
Ian McDonald                           $50,000
Thomas McMillen                        $50,000

David Jan Mitchell                     $50,000
Anthony Motisi                         $15,000
Fred von Husen                         $15,000



         See also "Employment Agreements."

                                     PART V

Item 13.  Exhibits and Reports on Form 8-K.

(a) The following financial statements are filed as part of this Form 10-KSB:

Kellstrom Industries, Inc. Financial Statements:
------------------------------------------------


Independent Auditor's Report

Balance Sheets at December 31, 1996 and December 31, 1995
Statements of Earnings for the years
  ended December 31, 1996 and
  December 31, 1995

Statements of  Stockholders'  Equity for
 the years ended December  31, 1996 and
  December 31, 1995

Statements of Cash Flows for years ended
  December 31, 1996 and December 31, 1995

Notes to Financial Statements

International Aircraft Support Combined Financial Statements:
--------------------------------------------------------------
1996
----
Independent Auditor's Report
Combined Balance Sheet at December 31, 1996
Combined Statement of Income and Equity for the
  year ended December 31, 1996
Combined Statement of Cash Flows for the year
  ended December 31, 1996
Notes to Combined Financial Statements

1995
----
Independent Auditor's Report
Combined Balance Sheet at December 31, 1995
Combined Statement of Income and Equity for the
  year ended December 31, 1995
Combined Statement of Cash Flows for the year
  ended December 31, 1995
Notes to Combined Financial Statements

(b)      The following exhibits are filed as part of this Form 10-KSB:

Exhibit No.       Description
------------------------------
3.1      The Company's Restated Certificate of Incorporation.(1)

3.2      The Company's By-laws.(1)

3.3 Certificate of Designations setting forth the terms of the Series A Junior Participating Cumulative Preferred Stock, par value $.001 per share (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A filed with the Commission on January 16, 1997).

10.2 Letter Agreement among each of the Stockholders of the Registrant, the Company, and GKN Securities Corp. (without schedules).(2)

10.3     Asset Purchase  Agreement,  dated February 15, 1995,  among ITAC,  Rada
         Electronic   Industries   Limited,   Tasco  Electronics  Inc.  and  the
         Company.(3)

10.4* Management Agreement, dated January 1, 1997, between East Shore Ventures, Inc. and the Company.

10.5* Employment Agreement, dated January 30, 1996, between Anthony Motisi and the Company.

10.6* Employment Agreement, dated January 1, 1996, between Paul F. Steele and the Company.

10.7* Employment Agreement, dated May 18, 1995, between John Gleason and the Company.(3)

10.8* Amendment No. 1 to Employment Agreement, dated February 14, 1997, between John Gleason and the Company.

10.9 Stockholders Agreement dated August 24, 1995 among Zivi R. Nedivi, Joram D. Rosenfeld and Yoav Stern.(4)

10.10 Amendment, dated January 15, 1996, to Stockholders Agreement dated August 24, 1995, among Zivi R. Nedivi, Joram D. Rosenfeld and Yoav Stern.

10.11 Stock Purchase Agreement dated August 24, 1995, between the Company and Zivi R. Nedivi.(4)

10.12* Employment Agreement, dated October 25, 1996, between Fred von Husen and the Company.

10.13 Asset Purchase Agreement, dated October 28, 1996, by and among the Company, a wholly owned subsidiary of the Company and IASI.(5)

10.14 Securities Purchase Agreement dated as of January 15, 1997 between the Company and The Equitable Life Assurance Society of the United States.

10.15 Amendment No. 1 to Securities Purchase Agreement dated February 14, 1997 between the Company and The Equitable Life Assurance Society of the United States.

10.16 Warrant dated January 15, 1997 between the Company and The Equitable Life Assurance Society of the United States.

10.17 Note Purchase Agreement dated as of January 9, 1997 by and among the Company and the Purchasers listed on Schedule I thereto.

10.18 Amendment No. 1 to the Note Purchase Agreement dated January 15, 1997 by and among the Company and the Purchasers listed on Schedule I thereto.

10.19    Form of  warrant  between  the  Company  and the  Purchasers  listed on
         Schedule I to the Note Purchase Agreement.

10.20 Revolving Loan Agreement dated as of December 23, 1996 by and between the Company and Barnett Bank, N.A.

10.21 Letter Agreement dated December 24, 1996 by and between Helix Capital Corporation LLC and the Company, as amended.

10.22 Rights Agreement, dated January 14, 1997, by and between the Company and Continental Stock Transfer and Trust Company.(6)

10.23*   1995 Stock Option Plan of the Company.(7)

10.24*   1996 Stock Option Plan of the Company.

23.1     Consent of Ernst & Young LLP.

23.2     Consents of KPMG Peat Marwick LLP.

--------
(1) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1, Number 33-75750, filed with the Commission April 1, 1994.

(2) Incorporated by reference to Registration Statement on Form S-1, Number 33- 75750, filed with the Commission February 25, 1994.

(3) Incorporated by reference to the Current Report on Form 8-K/A filed with the Commission on March 14, 1994.

(4) Incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 30, 1996.

(5) Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 23, 1997.

(6) Incorporated by reference to Registration Statement on Form 8-A filed with the Commission on January 16, 1997.

(7) Incorporated by reference to the Proxy Statement of the Company filed with the Commission on May 12, 1995 in connection with the Special Meeting of Shareholders of Kellstrom Industries, Inc. on June 22, 1995.

*        Compensatory plan or agreement.

(b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this reports to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 1997                    KELLSTROM INDUSTRIES, INC.
                                                (Registrant)

                                           By: /s/ Zivi R. Nedivi
                                               -----------------------------
                                           Title: Chief Executive Officer and
                                           President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf by the Registrant and in the capacities and on the dates indicated.

      Signature                                    Title                                        Date
------------------                          ----------------------                         --------------
/s/ Zivi R. Nedivi                          Chief Executive Officer                        March 31, 1997
-----------------------                     President and Director
Zivi R. Nedivi                              (principal executive officer)


/s/ Yoav Stern                              Chairman of the Board                          March 31, 1997
-----------------------
Yoav Stern

/s/ John S. Gleason                         Chief Financial Officer,                       March 31, 1997
-----------------------                     Executive Vice President
John S. Gleason                             and Treasurer (principal
                                            financial and accounting officer)


/s/ David Jan Mitchell                      Director                                       March 31, 1997
-----------------------
David Jan Mitchell

/s/ Thomas McMillen                         Director                                       March 31, 1997
-----------------------
Thomas McMillen


The following Financial Statements are attached hereto:


-------------------------------------------------
                                                                                                                   Page
                                                                                                                   ----
Kellstrom Industries, Inc. Financial Statements:
Independent Auditor's Report.....................................................................................    F-1
Balance Sheets at December 31, 1996 and December 31, 1995........................................................    F-2
Statements of Earnings for the years
  ended December 31, 1996 and
  December 31, 1995..............................................................................................    F-3
Statement of Stockholders' Equity for
  the years ended December 31, 1996 and
  December 31, 1995..............................................................................................    F-4
Statements of Cash Flows for years ended
  December 31, 1996 and December 31, 1995........................................................................    F-5
Notes to Financial Statements....................................................................................    F-7

International Aircraft Support Combined Financial Statements:
-------------------------------------------------------------
1996
----
Independent Auditor's Report.....................................................................................    F-32
Combined Balance Sheet at December 31, 1996......................................................................    F-33
Combined Statement of Income and Equity for the
  year ended December 31, 1996...................................................................................    F-34
Combined Statement of Cash Flows for the year
  ended December 31, 1996........................................................................................    F-35
Notes to Combined Financial Statements...........................................................................    F-36

1995
----
Independent Auditor's Report.....................................................................................    F-44
Combined Balance Sheet at December 31, 1995.....................................................................     F-45
Combined Statement of Income and Equity for the
  year ended December 31, 1995...................................................................................    F-46
Combined Statement of Cash Flows for the year
  ended December 31, 1995........................................................................................    F-47
Notes to Combined Financial Statements...........................................................................    F-48

                          Independent Auditors' Report


The Board of Directors and Stockholders
Kellstrom Industries, Inc.:

We have audited the accompanying balance sheets of Kellstrom Industries, Inc. as of December 31, 1996 and 1995, and the related statements of earnings, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kellstrom Industries, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                           KPMG PEAT MARWICK LLP


Ft. Lauderdale, Florida
March 10, 1997

ITEM I FINANCIAL STATEMENTS


                           KELLSTROM INDUSTRIES, INC.
                                 BALANCE SHEETS




                                                                                         December 31
                                                                               ------------------------------------
                                                                                    1996                 1995
                                                                               --------------       ---------------

                     Assets

Current Assets:
    Cash and cash equivalents                                                   $     154,254         $     210,871
    Trade receivables, net of allowances for returns and
       doubtful accounts of $150,000 and $125,531
       for 1996 and 1995 respectively                                               4,023,298             3,319,025
    Inventory                                                                      15,723,370            11,852,019
    Prepaid expenses and other current assets                                         588,286               236,582
    Deferred tax asset (Note 8)                                                        57,176                70,469
    Investment in securities  (Note 3)                                              1,829,532                    --
                                                                                -------------         -------------
           Total current assets                                                 $  22,375,916         $  15,688,966

Property, plant and equipment, net  (Note 4, 6, 7)                                        2,943,077             1,738,677
Intangible assets, net                                                              3,618,862             3,921,624
Investment in warrants (Note 3)                                                            --               200,000
Deferred tax asset  (Note 8)                                                          306,079               288,000
Other assets                                                                          376,791                80,296
                                                                                -------------         -------------
           Total Assets                                                         $  29,620,725         $  21,917,563
                                                                                =============         =============
      Liabilities and Stockholders' Equity
Current Liabilities:
    Short-term notes payable (Note 6)                                           $   5,157,302         $   2,251,000
    Current maturities of long-term debt and capital lease obligation (Note 6)        211,068                97,915
    Accounts payable                                                                1,651,405             2,167,214
    Accrued expenses (Note 5)                                                       1,290,393               858,733
    Income taxes payable                                                              157,212               643,732
    Deferred tax liability  (Note 8)                                                  173,379                    --
                                                                                -------------         -------------
           Total current liabilities                                            $   8,640,759         $   6,018,594
Long-term debt and capital lease obligations, less current maturities               2,819,225             2,760,223
                                                                                -------------         -------------
           Total Liabilities                                                    $  11,459,984         $   8,778,817

Stockholders' Equity (Note 9):
    Preferred stock, $ .001 par value; 1,000,000 shares authorized;
           none issued                                                                     --                    --
    Common stock, $ .001 par value; 20,000,000 shares authorized;
           3,315,308 shares and 2,881,818 shares issued and outstanding
           in 1996 and 1995 respectively                                                3,315                 2,882
    Additional paid-in capital                                                     14,871,559            12,769,565
    Retained earnings                                                               3,012,642               366,299
    Unrealized gain on investment securities, net                                     273,225                    --
                                                                                -------------         -------------
           Total Stockholders' Equity                                           $  18,160,741         $  13,138,746
                                                                                -------------         -------------
           Total Liabilities and Stockholders' Equity                           $  29,620,725         $  21,917,563
                                                                                =============         =============

                 See accompanying notes to financial statements

                           KELLSTROM INDUSTRIES, INC.
                             STATEMENTS OF EARNINGS



                                                                  Years Ended December 31
                                                            ---------------------------------
                                                                1996                  1995
                                                            -------------         -----------

Net revenues                                                $ 24,921,587          $ 8,579,017

Cost of goods sold                                           (16,235,159)          (5,378,053)
Selling, general and administrative expenses                  (3,491,457)          (1,482,048)
Depreciation and amortization                                   (441,854)            (202,331)
                                                            -------------         -----------

Operating income                                            $  4,753,117          $ 1,516,585

SPAC operating costs and expenses                                     --             (389,361)
Investment advisory expenses                                          --             (720,795)
                                                            -------------         -----------

Income before interest and income taxes                     $  4,753,117          $   406,429

Interest income                                                   18,001              370,756
Interest expense                                                (662,528)            (145,304)
                                                            -------------         -----------


    Income before income taxes                              $  4,108,590          $   631,881

Income taxes (Note 8)                                         (1,462,247)            (257,442)
                                                            -------------         -----------

    Net income                                              $  2,646,343          $   374,439
                                                            =============         ===========


    Net income per share                                    $       0.45          $      0.14
                                                            =============         ===========

Weighted average number of common shares outstanding           8,147,455            2,741,195
                                                             ============         ===========



                 See accompanying notes to financial statements

                           KELLSTROM INDUSTRIES, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY



                                          Common Stock       Preferred Stock                Retained   Net unrealized
                                      -------------------   -----------------  Additional   Earnings      gain on         Total
                                      Number                Number               paid-in  (accumulated   investment   stockholders'
                                      of shares    Amount   of shares  Amount    capital    deficit)     securities      equity
                                      ---------   -------   ---------  ------    -------    -------      ----------      ------
Balances, December 31,1994            2,220,215   $ 2,220        --      --     $9,232,814 $    (8,410)         --     $ 9,226,894
Reclassify common stock
 whose redemption rights
 have expired                           429,785       430        --      --      2,155,733        --            --       2,156,163

Issuance of common stock
 and warrants to investment banker
 in lieu of fees for financial
 advisory services provided
 with respect to the Acquisition         50,000        50        --      --        381,200        --            --         381,250

Purchase of common stock
 by company President
 (@ $5.50 per share)                    181,818       182        --      --        999,818        --            --       1,000,000

Net income                                   --      --          --      --          --        374,439          --         374,439
                                     --------------------- ------------------  -----------   ---------- -------------- -------------
Balances, December 31,1995            2,881,818    $2,882        --      --    $12,769,565   $ 366,299          --     $13,138,746


Exercise of warrants                    433,490       433        --      --      2,101,994         --            --       2,102,427

Unrealized gain on investment
  securities, net                            --      --          --      --           --          --     $   273,225       273,225

Net income                                   --      --          --      --           --     2,646,343          --       2,646,343

                                      --------------------- ------------------ -----------  ---------- -------------- -------------
Balances, December 31,1996            3,315,308     $3,315       --      --    $14,871,559  $3,012,642   $   273,225   $18,160,741
                                      ===================== ================== ===========  ========== ============== =============





                 See accompanying notes to financial statements

                           KELLSTROM INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS



                                                                                                       Years Ended December 31
                                                                                                 -----------------------------------
                                                                                                      1996                 1995
                                                                                                 -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                       $  2,646,343          $    374,439

Adjustments to reconcile net income to net cash used
    in operating activities:
          Depreciation and amortization                                                          $    441,854          $    202,331
          Acquisition expenses paid through issuance of common stock                                      ---               381,250
          Amortization of deferred financing costs                                                     30,172                 4,132
          Deferred income taxes                                                                        12,285              (358,469)

Changes in operating assets and liabilities:
         Increase in trade receivables, net                                                          (704,273)           (1,062,397)
         Increase in inventory                                                                     (3,871,351)           (7,616,960)
         Increase in prepaid expenses and other current assets                                       (351,704)             (121,284)
         Increase in other assets                                                                    (255,655)               (4,763)
         Decrease in accounts payable                                                                (515,809)             (366,250)
         Increase in accrued expenses                                                                 431,661               551,457
         (Decrease) Increase in income taxes payable                                                 (486,519)              540,587
                                     Net cash used in operating activities                       $ (2,622,996)         $ (7,475,927)
                                                                                                 -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

U S  Government securities sold                                                                  $        ---          $ 10,786,209
Treasury bills sold                                                                                       ---               594,518
Investment in securities                                                                           (1,200,000)                  ---
Purchase of KST assets, net of cash acquired                                                              ---            (5,790,800)
Purchase of property, plant and equipment                                                          (1,372,244)             (262,974)
Other                                                                                                  31,753                   ---
                                                                                                 -------------         -------------

                                      Net cash (used in) provided by investing
                                        activities                                               $ (2,540,491)         $  5,326,953
                                                                                                 -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Debt proceeds                                                                                    $ 27,577,960          $  2,250,000
Debt repayment, including capital lease obligations                                               (24,499,503)             (943,560)
Common stock issued                                                                                 2,102,427             1,000,000
Other                                                                                                 (74,014)              (18,951)
                                                                                                 -------------         -------------

                                      Net cash provided by financing activities                  $  5,106,870          $  2,287,489
                                                                                                 -------------         -------------

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                                               $    (56,617)         $    138,515

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                                          210,871                72,356
                                                                                                 -------------         -------------
CASH & CASH EQUIVALENTS, END OF PERIOD                                                           $    154,254          $    210,871
                                                                                                 =============         =============

                                   (continued)
                 See accompanying notes to financial statements
                                       F-5

                           KELLSTROM INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (continued)




                                                                                                       Years Ended December 31
                                                                                                 -----------------------------------
                                                                                                      1996                 1995
                                                                                                 -------------         -------------
Supplemental disclosures of non-cash investing and financing activities:
                  KST assets acquired for notes payable                                               --               $  2,230,000
                                                                                                 -------------         =============

                  Issuance of common stock for acquisition expenses                                   --               $    381,250
                                                                                                 -------------         =============
                  Unrealized gain on investment securities, net                                  $     273,225         $          0
                                                                                                 =============         =============

Supplemental disclosures of cash flow  information:
                 Cash paid during the period for:

                  Interest                                                                        $    558,083         $    155,144
                                                                                                 =============         =============

                  Income taxes                                                                    $  1,936,481         $     26,680
                                                                                                 =============         =============


Supplemental disclosures of purchase of KST assets, net of liabilities:
                  Cash                                                                                                 $    209,200
                  Receivables                                                                                             2,256,628
                  Warrants                                                                                                  200,000
                  Inventory                                                                                               4,235,059
                  Prepaid expenses                                                                                           87,146
                  Property, plant and equipment                                                                           1,522,586
                  Goodwill                                                                                                4,060,477
                  Other assets                                                                                               64,491
                                                                                                                      --------------
                             Total assets                                                                              $ 12,635,587

                  Accrued expenses                                                                                     $    310,303
                  Accounts payable                                                                                        2,533,464
                  Notes payable                                                                                           1,561,820
                                                                                                                       -------------
                             Total liabilities                                                                         $  4,405,587
                                                                                                                       =============
                             Net acquisition cost                                                                      $  8,230,000

                  Less discounted present value of note given to seller                                                   2,230,000
                                                                                                                       -------------

                  Cash paid to seller at closing                                                                       $  6,000,000

                  Less cash acquired                                                                                        209,200
                                                                                                                       -------------

                             Net cash used in acquisition                                                              $  5,790,000
                                                                                                                       =============

                 See accompanying notes to financial statements

                           KELLSTROM INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS - Kellstrom Industries, Inc. (the "Company") (formerly known as Israel Tech Acquisition Corp.) was incorporated in Delaware on December 28, 1993 as a Specified Purpose Acquisition Company ("SPAC"), the objective of which was to consummate an initial public offering and then enter into a business combination with an operating business. On June 22, 1995, the Company consummated the acquisition of all of the assets of Kellstrom Industries, Inc. ("KST") and immediately changed its name to Kellstrom Industries, Inc. The Company engages in the purchasing, refurbishing, (through subcontractors), leasing, marketing and distributing of commercial jet engines and jet engine parts. The Company's customers include major domestic and international airlines, engine manufacturers, engine part distributors and dealers and overhaul service suppliers throughout the world. The Company enables customers to reduce their engine maintenance costs by providing Federal Aviation Administration-approved engine parts on a timely basis and at competitive prices.

         REVENUE RECOGNITION - Revenue is recognized upon shipment of the product to the customer net of an estimated allowance for sales returns.

         CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the specific identification method. Inventories is made up primarily of new, refurbished and as removed engines and engine parts.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Machinery and equipment under capital leases are stated at the lesser of fair value or present value of minimum lease payments. Depreciation on property, plant and equipment is calculated on the straight-line method over the following estimated useful lives:
         building - 25 years, machinery and equipment - 3 to 10 years and furniture and fixtures - 7 years. Machinery and equipment held under capital leases are amortized straight line over the shorter of the lease term or the estimated useful life indicated above.

         GOODWILL - Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefitted, generally 15 to 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization was $409,863 at December 31, 1996 and $138,853 at December 31, 1995.

         INCOME TAXES - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         FINANCIAL INSTRUMENTS - The fair value of financial instruments, consisting of investments in cash and cash equivalents, trade accounts receivables, investments, other current assets, trade accounts payables, notes payable to banks, accrued expenses, and debt instruments, is based on interest rates available to the Company and comparisons to quoted prices. At December 31, 1996 and 1995, the carrying amounts reported in the balance sheet equal or approximate fair values.

         COMMITMENTS AND CONTINGENCIES - During 1996 the Company entered into two separate agreements to purchase two aircraft engines at a total purchase price of $4,150,000. The Company is committed to purchasing the engines upon successful completion of certain inspections. At December 31, 1996, the purchase had not yet been consummated.

         The Company records liabilities for loss contingencies, including those arising from claims, assessments, litigation, fines and penalties, and other sources when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

         USE OF ESTIMATES - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         EARNINGS PER SHARE - Net earnings per common and common equivalent share are computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares assume the exercise of all dilutive stock options and warrants. Primary and fully diluted earnings per common and common equivalent share are essentially the same. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

         LONG-LIVED ASSETS TO BE DISPOSED OF - The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of on January 1, 1995. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

         STOCK OPTIONS - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." As provided for in Statement No. 123, the Company has elected to continue to apply the provisions of APB No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based compensation. The disclosures required by the new Statement are included in the "Employee Stock Option Plans" footnote.

         RECLASSIFICATIONS - Certain 1995 financial statement amounts have been reclassified to conform with 1996 presentation.

2.       KST ACQUISITION

         On June 22, 1995, the Company acquired substantially all of KST's right, title and interest in and to all of the assets and liabilities of the commercial jet aircraft engine part distribution and refurbishing business of KST of every kind, nature and description, whether real, personal, or mixed, tangible or intangible. In consideration therefor, the Company paid $9,000,000, of which $6,000,000 was paid in cash and the remaining $3,000,000 was paid in the form of an unsecured, non-interest bearing note (see Note 6). Additionally, Rada Electronic Industries, Inc. ("Rada"), the indirect parent of KST prior to the June 22, 1995 acquisition, will pay the Company an annual $200,000 consulting fee for the five years following the closing of such acquisition. The Company recognized consulting fee income of $182,000 from Rada for 1995 and $200,000 for 1996. The acquisition has been accounted for using the purchase method. Accordingly, the Company's Statements of Operations for the twelve months ended December 31, 1995 only reflect the operations of KST from June 22, 1995 to December 31, 1995. A Pro Forma Financial Statement of Operations - Unaudited has been provided in Note 15(b) to report the results of operations for the year ended December 31, 1995 as though the acquisition had occurred at the beginning of the period being reported.

3.       INVESTMENTS

         Upon consummation of the acquisition of the assets of KST, the Company received warrants to purchase 400,000 shares of common stock of Rada (the "Rada Warrants") at $3.00 per share, commencing on July 1, 1995 and expiring on or before July 1, 2000. The Rada Warrants were originally recorded at their fair value on the date of the acquisition. The Company classifies these warrants as "available for sale". At December 31, 1995 the fair value of the warrants approximated their carrying cost. As a result, there was no unrealized gain or loss reflected in the statement of shareholder's equity. In December 1996 the Company exercised the Rada Warrants upon payment of $1,200,000. As a result of certain antidilution provisions contained in the Rada Warrant, the Company received 464,643 shares of Rada, representing 5.6% of the outstanding shares of Rada at the time of exercise. The Company classifies the shares of Rada as "available for sale". At December 31, 1996, the cost, gross unrealized holding gains, gross unrealized holding losses and fair value for the shares was $1,400,000, $429,532, $0, and $1,829,532 respectively.

4.       PROPERTY, PLANT, AND EQUIPMENT, NET

         The components of property, plant, and equipment are summarized below:

                                                                   1996                       1995
---------------------------------------------------------------------------------------------------
Land                                                     $      422,600             $      422,600
Building                                                      1,807,192                    763,929
Machinery and Equipment                                         715,038                    299,956
Furniture and Fixtures                                          222,052                    158,126
---------------------------------------------------------------------------------------------------
                                                              3,166,882                  1,644,611
Accumulated Depreciation                                       (223,805)                   (56,661)
---------------------------------------------------------------------------------------------------
                                                              2,943,077                  1,587,950
Construction in Progress                                              0                    150,727
---------------------------------------------------------------------------------------------------
                                                         $    2,943,077             $    1,738,677
                                                         ==============             ==============


5.       ACCRUED EXPENSES

                                                                   1996                         1995
-----------------------------------------------------------------------------------------------------
Employee bonuses                                         $      422,000               $      366,668
Acquisition expenses                                            122,674                      296,197
Accrued Interest                                                111,147                         ----
Customer Deposits                                               436,500                         ----
Other                                                           198,072                      195,868
-----------------------------------------------------------------------------------------------------
                                                       $      1,290,393               $      858,733
                                                       ================               ==============



6.       DEBT AND CAPITAL LEASE OBLIGATIONS

         Debt at December 31, 1996 and 1995 consists of the following:

                                                       1996             1995
--------------------------------------------------------------------------------
First mortgage note bearing interest at
10.49% payable in monthly installments of
$20,238, including interest, with final
payment of $20,238 due May 2005; secured by
real property with depreciated cost of
$1,167,698 in 1995 and $2,175,265 in 1996.       $1,194,277       $  643,768


Borrowings under revolving line of credit,
interest, at prime+1% (9.5% at December 31,
1995), and at prime-1/8% (8.125% at December
31, 1996) is payable monthly; the revolving
line of credit expires in April 1998.             5,157,302            1,000

Non-interest bearing note payable in
semi-annual installments of $125,000,
including interest, with final payment of
$1,775,000 due June 1999. The note was
discounted using an interest rate of 9% The
note was paid in full subsequent to year end.     1,830,150        2,205,625

Term loan bearing interest at prime+1% (9.5%
at December 31, 1995) secured by a specific
jet engine. Interest on the note is payable
monthly. Principal is due upon the earlier of
the sale of the acquired jet engine (or its
parts) or November 1996.                                  0        2,250,000

Capital lease obligations                             5,866            8,745
--------------------------------------------------------------------------------

Total long-term debt and capital lease
obligations                                       8,187,595        5,109,138

Less short-term notes payable                    (5,157,302)      (2,251,000)

Less current installments on long-term debt and
capital lease obligations                          (211,068)         (97,915)
--------------------------------------------------------------------------------

Long-term debt and capital lease obligations,
excluding current installments                   $2,819,225       $2,760,223
                                                 ==========       ==========



Upon the consummation of the acquisition by the Company of the assets of KST, the Company assumed the mortgage note in the amount of $666,820. Subsequently, a $750,000 construction loan was added to this mortgage note in 1996. The mortgage note is secured by a first mortgage on the Company's land and building.

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

On December 23, 1996 the Company entered into a Revolving Loan Agreement with a total commitment of $15,000,000 with Barnett Bank, N.A. This agreement replaced the lines of credit the Company had established with BankAtlantic. This agreement, which bears interest at 1/8% below the bank's prime rate (8.125% at December 31, 1996), expires in April 1998 and is secured by substantially all the Company's assets. Interest is payable monthly. No compensatory balances are required under the agreement. At December 31, 1996, the Company had $9,842,698 available under the agreement.

         Debt maturities (excluding capital lease obligations) for each of the five years subsequent to December 31, 1996 are as follows: 1997, $5,364,791; 1998, $197,558; 1999, $1,835,227; 2000, $167,856; 2001, $186,336; and thereafter
$429,961.

7.       LEASES

The Company is obligated under two capital leases for certain office equipment that expire in December 1997 and February 1999, respectively. At December 31, 1996 and 1995, the gross amount of office equipment and related accumulated amortization recorded under capital leases were as follows:

                                                        1996             1995
-------------------------------------------------------------------------------
Office Equipment                                     $10,878          $10,878
Less accumulated
amortization                                          (4,998)          (2,823)
-------------------------------------------------------------------------------
                                                     $ 5,880          $ 8,055
================================================================================

Amortization of assets held under capital leases is included with depreciation expense.

The Company also has several operating leases, primarily for transportation equipment and facilities, that expire over the next one to three years. These leases generally require the Company to pay all executory costs such as maintenance and insurance and provide for early termination at stipulated values. Rental payments for the transportation equipment include minimum rentals plus contingent rentals based on mileage. Rental expense for operating leases during 1996 and 1995 consisted of the following:

                                                    1996                  1995
--------------------------------------------------------------------------------
Minimum rentals                                   $66,437               $30,778
Contingent rentals                                  4,007                     0
--------------------------------------------------------------------------------
Rental expense                                    $70,444               $30,778
================================================================================




Future minimum lease payments under operating lease agreements and future minimum capital lease payments as of December 31, 1996 are:


Year ending December 31:                                                               Capital            Operating
                                                                                        Leases             Leases
-------------------------------------------------------------------------------------------------------------------------
1997                                                                                           4,370             $77,643
1998                                                                                           2,150              18,813
1999                                                                                             360                 744
-------------------------------------------------------------------------------------------------------------------------
Total minimum lease payments                                                                  $6,880            $ 97,200
Less amount representing interest                                                             (1,014)
-------------------------------------------------------------------------------------------------------------------------
Present value of minimum lease payments                                                        5,866
Less current installments                                                                     (3,579)
-------------------------------------------------------------------------------------------------------------------------
Obligations under capital leases, excluding current                                           $2,287
installments                                                                                  ======


8.       INCOME TAXES

The actual tax expense differs from the "expected" tax expense for the years ended December 31, 1996 and 1995 (computed by applying the U.S. federal corporate tax rate of 34% to income before income taxes), as follows:

                                                                        1996                        1995
---------------------------------------------------------------------------------------------------------
Computed "expected" tax expense                                          $1,396,921             $214,840
State income tax, net of federal benefit                                     98,411               24,398
Reorganization costs                                                            ---               14,705
Other                                                                       (33,085)               3,499
---------------------------------------------------------------------------------------------------------
Actual tax expense                                                       $1,462,247             $257,442
                                                                         ==========             ========



Income tax expense for the years ended December 31, 1996 and 1995 is summarized as follows:

                                                                         1996                      1995
--------------------------------------------------------------------------------------------------------
Current:

         Federal                                                   $1,299,550                  $525,766
         State                                                        150,412                    90,145
--------------------------------------------------------------------------------------------------------
                                                                    1,449,962                   615,911
Deferred                                                               12,285                  (358,469)
--------------------------------------------------------------------------------------------------------
         Total                                                     $1,462,247                  $257,442
                                                                   ==========                  ========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                         1996                      1995
--------------------------------------------------------------------------------------------------------
Deferred tax assets:
         Acquisition costs                                           $214,174                  $312,064
         Bad debts                                                     54,586                    47,237
         Inventory                                                     90,491                       ---
         Other                                                          4,004                      (832)
--------------------------------------------------------------------------------------------------------
Total gross deferred tax assets                                       363,255                   358,469
Less valuation allowance                                                    0                         0
--------------------------------------------------------------------------------------------------------
Deferred tax assets                                                  $363,255                  $358,469
--------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
         Inventory                                                  $(17,071)                        $0
         Unrealized gain on                                         (156,308)                         0
         investment securities
--------------------------------------------------------------------------------------------------------
Deferred tax liabilities                                            (173,379)                         0
--------------------------------------------------------------------------------------------------------
Net Deferred tax assets                                              $189,876                  $358,469
                                                                     ========                  ========




The Company's management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset.

9.       STOCKHOLDERS' EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The Company is authorized to issue 20,000,000 shares of Common Stock, $.001 par value. At December 31, 1995 and 1996, the Company had 2,881,818 and 3,315,308 shares, respectively, of Common Stock outstanding.

Upon consummation of the acquisition of the assets of KST, in consideration for services provided by its investment bankers in connection with the acquisition of KST, the Company issued 50,000 shares of the Company's Common Stock and a warrant to purchase an additional 300,000 shares of the Company's Common Stock at a stated price of $5.00. The expense recognized by the Company as a result of the issuance of the shares and warrants was determined based on the fair value of the shares and warrants on the closing date of the acquisition.

At December 31, 1996 and 1995, the Company had 4,576,510 and 4,910,000 warrants, respectively, outstanding. Each warrant entitles the holder to the purchase of one share of the Company's common stock at an average stated price of $5.08 and $5.00 respectively. These warrants are exercisable at various times principally commencing on June 22, 1995 and expiring on or before April 11, 2001. The Company has reserved 5,000,000 common shares for the exercise of these warrants. See Note 14.

At December 31, 1996 and 1995, the Company had 200,000 unit purchase options outstanding. Each unit purchase option entitles the holder to the purchase of one Unit for $7.62 per unit. Each unit consists of one share of the Company's Common Stock and two redeemable common stock purchase warrants. These unit purchase options are exercisable commencing on April 11, 1995 and expiring on April 11, 1999. As of December 31, 1996 none of the unit purchase options had been exercised.

10.      EMPLOYEE STOCK OPTION PLANS

The 1995 Stock Option Plan provides for the granting of stock options to purchase up to 250,000 shares of Common Stock to key employees, with no individual granted options to purchase more than 100,000 shares of Common Stock during the ten-year period commencing on June 22, 1995, at a price which will not be less than the fair market value of Common Stock on the date of grant. These options will be exercisable at such times, in such amounts and during such intervals as determined on the date of grant. However, no option will be exercisable during the first six months after the date of grant or more than 10 years after the date of grant. In 1995 the Company granted 235,000 stock options at an exercise price of $5.00; all of which provide that such options fully vest over a period of three years from the date of grant.

The 1996 Stock Option Plan provides for the granting of incentive stock options to purchase shares of Common Stock at not less than the fair market value on the date of the option grant and the granting of nonqualified options and stock appreciation rights ("SARs") with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option. The total number of shares with respect to which options and SARs may be granted under the Plan is currently 1,100,000. No option or SAR may be granted under the Plan after July 9, 2006, and no option or SAR may be outstanding for more than ten years after its grant.

The following table summarizes the status of the company's stock option plans:

                                                                             Weighted Average Option
                                                          Shares                    Exercise Price
                                                         -------              --------------------
Outstanding at January 1, 1996                            235,000                    $5.000
Granted                                                   373,000                     7.625
Exercised                                                       -                      -
Expired or Canceled                                             -
----------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996                          608,000                     6.610

At December 31, 1996
Exercisable options                                        78,333                     5.00
Shares Available for Future Grant                         742,000


The weighted average per share fair values of options granted under the Company's stock option plans during 1996 and 1995 were $4.02 and $2.48. respectively. Had the fair value of the grants under these plans been recognized as compensation expense over the vesting period of the awards, the Company's net earnings and earnings per share would have reflected the pro forma amounts shown below:

                                                          1996            1995
                                                          ----            ----
Net earnings - as reported                             $2,646,343       $374,439
         - pro forma                                   2,260,098        284,456
Earnings per share - as reported                          0.45            0.14
         - pro forma                                      0.40            0.13

The fair value of each option grant is estimated on the date of grant using the Black- Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995: dividend yield of 0%; expected volatility of 20%; a risk-free interest rate of 6.59%; and an expected holding period 5 years. Increased pro forma compensation expense in 1996 is the result of the additional options granted and further vesting of 1995 grants during 1996. Pro forma expense for 1997 is expected to increase over 1996 for the same reasons.

11.      BUSINESS AND CREDIT CONCENTRATIONS

The Company's business is impacted by the general economic conditions of the commercial aviation industry. Airlines and other operators recognize the need to cut costs, shift inventory requirements, and conserve capital to sustain profitability. The Company's industry is also subject to regulation by various governmental agencies with responsibilities over civil aviation. Increased regulations imposed by organizations such as the Federal Aviation Administration may significantly affect industry operations. Accordingly economic and regulatory changes in the marketplace may significantly affect management's estimates and future performance.

Five of the Company's customers (each individually accounting for over 10% of trade receivables and/or revenues at December 31, 1995 and December 31, 1996) collectively account for 94% and 96% (1995) and 64% and 55% (1996) of trade receivables and revenues, respectively.

The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently an adverse change in those factors could effect the Company's estimate of its bad debts.

12.      OTHER MATTERS

At December 31, 1996 there were no material legal proceedings pending against the Company or any of its property. However, the Company may become party to various claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of any matter that may arise will not have a material impact on the financial condition, liquidity or results of operations of the Company.

13.      RELATED PARTY TRANSACTIONS

During 1996, the Company paid Yoav Stern and Joram D. Rosenfeld, and in each case entities controlled by them, an aggregate of $90,000 each for services rendered by Yoav Stern and Joram D. Rosenfeld as Co-Chairmen of the Company's Board of Directors.

On December 24, 1996, the Company engaged Helix Capital Corporation, LLC ("Helix"), in which Yoav Stern, Chairman, and Zivi Nedivi, President and Chief Executive Officer, own a majority interest, to act as the Company's exclusive financial advisor with respect to merger and acquisition transactions and as principal financial advisor with respect to other transactions for an initial term of eighteen months beginning January 1, 1997. Under the terms of the agreement, Helix will receive a monthly retainer $25,000 and a success fee to be determined by the Company on a per transaction basis, not to fall below 2% of the aggregate consideration paid in connection with the applicable transaction.

14.      SUBSEQUENT EVENTS

On January 15, 1997, the Company through its 100% subsidiary, IASI, Inc., completed the acquisition of substantially all of the assets and assumed certain of the liabilities of International Aircraft Support, L.P., a California limited partnership, for a cash purchase consideration of $26.5 million and issued warrants, with an expiration date of two years from January 15, 1997, to purchase 500,000 shares of the Company's Common Stock at $9.25 per share. The acquisition was financed through the issuance of $15 million in senior subordinated debt and warrants, along with the proceeds of a $6 million subordinated bridge loan and warrants ("Bridge Loan") with the balance from the Company's working capital. The acquisition will be accounted for using the purchase method of accounting for business combinations. The Company also assumed IASI's existing debt including IASI's Union Bank of California various credit facilities that totaled approximately $20 million as of the date of the acquisition. The Bridge Loan matures on April 15, 1997. The interest rate on the Bridge Loan is 10% and, additionally, 75,000 warrants that are exercisable at $10 and expire on April 15, 2000 were issued to the Bridge Loan lenders. The interest rate on the $15 million senior subordinated debt is 11.75%, payable quarterly. Additionally, 305,660 warrants were issued to this lender, such warrants are exercisable at $10 and expire on January 15, 2004. Principal on this debt is payable in three equal annual installments beginning January 15, 2002. See Note 15(c) for certain pro forma information.

On January 17, 1997, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock ("Series Preferred Stock") at an exercise price of $80.

The Rights are not exercisable, or transferable apart from the Common Stock, until the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding Common Stock of the Company or (ii) ten business days (or such later date, as defined) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 19% or more of the outstanding Common Stock of the Company. Furthermore, if the Company enters into a consolidation, merger, or other business combination, as defined, each Right would entitle the holder upon exercise to receive, in lieu of shares of Series A Preferred Stock, that number of shares of common stock of the acquiring company having a value of two times the exercise price of the Right, as defined. The Rights contain antidilutive provisions, are redeemable at the Company's option, subject to certain defined restrictions, for $.01 per Right, and expire on January 14, 2007.

As a result of the Rights dividend, the Board designated 200,000 shares of preferred stock as Series A Preferred Stock. Series A Preferred Stockholders will be entitled to a preferential cumulative quarterly dividend of the greater of $1.00 per share or 100 times the per share dividend declared on the Company's Common Stock. The Series A Preferred Stock has a liquidation preference, as defined. In addition, each share will have 100 votes and will vote together with the shares.

On February 4, 1997 the Company called its publicly traded warrants (the "Public Warrants") pursuant to their terms. There were 4,166,510 Public Warrants outstanding at December 31, 1996. The Company received proceeds of $22,961,950 from the exercise of Public Warrants during the period from October 1, 1996 to March 21, 1997.

On February 25, 1997, the Board of Directors of the Company approved loans in the aggregate amount of $530,000 to certain officers and directors of the Company for the purposes of purchasing shares of common stock. The loans will be unsecured and payable over four years for employees or five years for directors at an interest rate based on the applicable federal rate, as defined by the agreement, at the time of the loan. The interest rate at February 25, 1997 was 6.1% per annum. Interest will be paid annually by officers and will accrue and be paid at maturity by directors.

15.      SUPPLEMENTAL FINANCIAL DATA

    (a)  QUARTERLY DATA - UNAUDITED

                                                                               Quarters
                                              ---------------------------------------------------------------------------
                                                     First              Second             Third            Fourth
-------------------------------------------------------------------------------------------------------------------------
Revenue:
 1996                                                  $5,270,995         $5,917,832        $6,462,088        $7,270,672

 1995                                                           0            153,888         3,286,480         5,138,649
-------------------------------------------------------------------------------------------------------------------------
Earnings from continuing
operations:                                            $  516,707         $  828,409        $  662,133        $  639,094
 1996

 1995                                                    (112,323)          (479,400)          214,738           751,424
-------------------------------------------------------------------------------------------------------------------------
Net earnings:
 1996                                                  $  516,707         $  828,409        $  662,133        $  639,094

 1995                                                    (112,323)          (479,400)          214,738           751,424
-------------------------------------------------------------------------------------------------------------------------


                                                                                     Quarters
                                                      -------------------------------------------------------------------
                                                            First              Second             Third            Fourth
-------------------------------------------------------------------------------------------------------------------------
Earnings per common share for continuing operations:
 1996                                                        $.09               $.13              $.11              $.11

 1995                                                        (.04)              (.18)              .06               .13
-------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per common share:
 1996                                                    $    .09           $    .13          $    .11              $.11

1995                                                         (.04)              (.18)              .06               .13

=========================================================================================================================


    (b)  PRO FORMA STATEMENT OF OPERATIONS - UNAUDITED

The Company acquired substantially all of the assets and operations of KST on June 22, 1995 (see Note 2). Accordingly, the Company's Statement of Earnings for the year ended December 31, 1995 reflects the operations of the SPAC for the period of January 1, 1995 through June 22, 1995 along with the operations of the acquired company from June 22, 1995 ("Acquisition Date") through December 31, 1995.

Subsequent to the Acquisition Date, the operations that were unique to the SPAC were no longer needed and have accordingly been discontinued. Certain significant expense items that are directly related to these unique SPAC activities will not recur in future periods including acquisition expenses, SPAC operating costs and expenses and SPAC interest expenses. Also, the interest income that was realized by the trust fund (into which proceeds of the Company's initial public offering were placed pending the consummation of a business combination) will no longer occur, although the Company expects to continue to invest excess cash in interest-bearing accounts and securities.

Pro forma Statements of Earnings have been provided herein to report the results of operations for the year ended December 31, 1995 as though the companies had combined at the beginning of the period being reported.

                          KELLSTROM INDUSTRIES, INC.
                  ACTUAL and PRO FORMA STATEMENTS OF EARNINGS
                                  (Unaudited)



                                                                Years Ended December 31
                                                             -----------------------------
                                                                  1996            1995
                                                             -------------   -------------
                                                                               Pro Forma
                                                               Actual          Combined
                                                             -------------   -------------
Net revenues                                                 $ 24,921,587    $ 14,708,178

Cost of goods sold                                            (16,235,159)     (9,546,394)
Selling, general and administrative expenses                   (3,491,457)     (2,382,172)
Depreciation and amortization                                    (441,854)       (350,904)
                                                             ------------    ------------

    Operating income                                         $  4,753,117    $  2,428,708

Interest income                                                    18,001         192,721
Interest expense                                                 (662,528)       (310,362)
                                                             ------------    ------------

    Income before income taxes                               $  4,108,590    $  2,311,067

Income taxes                                                   (1,462,247)       (866,650)
                                                             ------------    ------------

    Net income                                               $  2,646,343    $  1,444,417
                                                             ============    ============

    Net income per share                                     $       0.45    $       0.30
                                                             ============    ============

Weighted average number of shares outstanding                   8,147,455       7,188,095
                                                             ============    ============





        Unaudited--See accompanying notes to financial statements and to pro forma combined statement of earnings

                           KELLSTROM INDUSTRIES, INC.
                    PRO FORMA COMBINED STATEMENT OF EARNINGS
                                  (Unaudited)


                                                                                    Year Ended December 31, 1995
                                                                 -------------------------------------------------------------------
                                                                           HISTORICAL                    PRO FORMA      PRO FORMA
                                                                       ITAC            KST             ADJUSTMENTS(A)    COMBINED
                                                                 ------------------------------        --------------   ----------
Net revenues                                                     $  8,579,017      $  6,111,079      $     18,082      $ 14,708,178

Cost of goods sold                                                 (5,378,053)       (4,168,341)                         (9,546,394)

Selling, general and administrative expenses                       (1,482,048)         (924,478)            4,587        (2,382,172)
                                                                                                          (90,000)
                                                                                                          109,767

Depreciation and amortization                                        (202,331)          (57,054)           33,912          (350,904)
                                                                                                         (124,731)
                                                                                                             (700)
                                                                 ------------      ------------      ------------      ------------
    Operating income                                             $  1,516,585      $    961,206      $    (49,083)     $  2,428,708

SPAC operating costs and expenses                                    (389,361)               --           389,361                --
Investment advisory expenses                                         (720,795)          (13,823)          734,618                --
                                                                 ------------      ------------      ------------      ------------
    Operating income                                             $    406,429      $    947,383      $  1,074,896      $  2,428,708

Interest income                                                       370,756            23,154          (201,189)          192,721
Interest expense                                                     (145,304)         (132,609)           61,093          (310,362)
                                                                                                            1,584
                                                                                                          (95,126)
                                                                 ------------      ------------      ------------      ------------
    Income before income taxes                                   $    631,881      $    837,928      $    841,258      $  2,311,067

Income taxes                                                         (257,442)         (439,699)         (169,509)         (866,650)
                                                                 ------------      ------------      ------------      ------------

    Net income                                                   $    374,439      $    398,229      $    671,749      $  1,444,417
                                                                 ============      ============      ============      ============

    Net income per share                                         $       0.14                                          $       0.30
                                                                 ============                                          ============

Weighted average number of common shares outstanding                2,741,195                                             7,188,095
                                                                 ============                                          ============





        Unaudited--See accompanying notes to financial statements and to pro forma combined statement of earnings

                           KELLSTROM INDUSTRIES, INC.

NOTES TO PRO FORMA COMBINED STATEMENT OF EARNINGS--UNAUDITED

(A)   For  purposes  of  presenting  the  pro  forma   combined   statement  of
       earnings, the following adjustments have been made:


                                                                                                    Year Ended
                                                                                                 December 31, 1995
                                                                                                 -----------------
Increase (decrease) in income:

Increase in consulting income relating to consulting agreement with Rada                         $          18,082
Marketing, management and director fees charged to Kellstrom by its former parent and affiliates             4,587
Annual $90,000 payments to the Co-Chairmen of the Board for the period from Jan 1 - June 22                (90,000)
Elimination of 1994 expenses reflected in 1995 selling, general and administrative expenses                109,767
Decrease in amortization expense resulting from write-off of existing goodwill                              33,912
Amortization of goodwill                                                                                  (124,731)
Depreciation of building                                                                                      (700)
Elimination of all ITAC S. G. & A. expenses since all business activities will be conducted
     by Kellstrom after the Acquisition                                                                    389,361
Elimination  of all  acquisition  expense since it is  non-recurring                                       734,618
Decrease  in  interest  income  resulting  from  the  sale  of  U.S.  Government securities               (201,189)
Elimination  of interest  charged to  Kellstrom  by its former parent company                               61,093
Elimination of all ITAC interest  expenses since all business activities will be conducted
     by Kellstrom after the Acquisition                                                                      1,584
Imputed interest on $2,230,000 note payable to Rada issued at 9%                                           (95,126)
                                                                                                 -----------------
                                                                                                 $         841,258
Tax effect of pro forma adjustments                                                                       (169,509)
                                                                                                 -----------------
    Net adjustment                                                                               $         671,749
                                                                                                 =================

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

    (c) PRO FORMA FINANCIAL INFORMATION -- UNAUDITED

Set forth below is the unaudited pro forma combined balance sheet information, at December 31, 1996, assuming that the acquisition of substantially all of the assets and certain of the liabilities of International Aircraft Support, L.P. had been consummated at December 31, 1996 and that the Public Warrants had been exercised at that date and the unaudited pro forma combined statement of earnings for the year ended December 31, 1996, assuming that the acquisition of substantially all of the assets and certain of the liabilities of International Aircraft Support, L.P. had been consummated at the beginning of the period being reported and that the proceeds of the exercise of the Public Warrants had been applied to reduce indebtedness of the Company at January 1, 1996.

                           KELLSTROM INDUSTRIES, INC.
                        PRO FORMA COMBINED BALANCE SHEET
                               DECEMBER 31, 1996
                                  (Unaudited)

                                     Assets



Current Assets:
   Cash and cash equivalents                                             $   157,854
   Trade receivables, net of allowances for returns and
      doubtful accounts of $168,622                                        7,688,538
   Inventory                                                              33,310,539
   Engines under operating leases, net                                     8,853,978
   Notes receivable                                                        1,124,950
   Prepaid expenses and other current assets                                 679,989
   Investment in securities                                                1,829,532
                                                                         -----------
          Total current assets                                           $53,645,380



Property, plant and equipment, net                                         3,017,942
Intangible assets, net                                                    17,420,228
Other assets                                                               3,430,100
                                                                         -----------
          Total Assets                                                   $77,513,650
                                                                         ===========

                             Liabilities and Equity

Current Liabilities:

   Short-term notes payable                                              $ 5,045,438
   Current maturities of long-term debt and capital lease obligations      6,299,344
   Accounts payable                                                        3,019,488
   Accrued expenses                                                        4,523,193
   Income taxes payable                                                      157,212
   Deferred tax liability                                                    173,379
                                                                         -----------
          Total current liabilities                                      $19,218,054

Long-term debt and capital lease obligations, less current maturities     16,598,725
                                                                         -----------
          Total Liabilities                                              $35,816,779


Stockholders' Equity:

    Preferred stock, $ .001 par value; 1,000,000 shares
         authorized; none issued                                                 --
    Common stock, $ .001 par value; 20,000,000 shares authorized;
         7,481,818 shares issued and outstanding                               7,482
    Additional paid-in capital                                            38,403,522
    Retained earnings                                                      3,012,642
    Net unrealized gain on investment securities                             273,225
                                                                         -----------
          Total Stockholders' Equity                                     $41,696,871
                                                                         -----------
          Total Liabilities and Stockholders' Equity                     $77,513,650
                                                                         ===========


     Unaudited -- See accompanying notes to pro forma combined balance sheet

                           KELLSTROM INDUSTRIES, INC.
                        PRO FORMA COMBINED BALANCE SHEET
                               DECEMBER 31, 1996
                                  (Unaudited)



                                                                                     HISTORICAL         PRO FORMA       PRO FORMA
                                                                               KELLSTROM       IASI    ADJUSTMENTS(A)    COMBINED
                                                                            -------------------------  -------------   -------------
                      Assets

Current Assets:

        Cash and cash equivalents                                        $    154,254  $      3,600  $ 20,832,550  c   $    157,854
                                                                                                       (1,209,784) d
        Trade receivables, net of allowances for returns and                                          (19,622,766) e
           doubtful accounts of $150,000 for Kellstrom and
           $18,622 for IASI                                                 4,023,298     3,711,669       (46,429) a      7,688,538
        Inventory                                                          15,723,370    21,969,313    (4,382,144) b     33,310,539
        Engines under operating leases, net                                         0    12,903,284    (4,049,306) b      8,853,978
        Notes receivable                                                           --     2,251,847    (1,126,897) b      1,124,950
        Prepaid expenses and other current assets                             645,462        46,735       (12,208) b        679,989
        Investment in securities                                            1,829,532            --            --         1,829,532
                                                                         ------------  ------------  ------------      ------------

               Total current assets                                      $ 22,375,916  $ 40,886,448  $ (9,616,984)     $ 53,645,380

Property, plant and equipment, net                                          2,943,077        74,865                       3,017,942
Intangible assets, net                                                      3,618,862       324,509    13,801,366  b     17,420,228
                                                                                                         (324,509) b
Other assets                                                                  682,870         7,000     2,740,230  d      3,430,100
                                                                         ------------  ------------  ------------      ------------
               Total Assets                                              $ 29,620,725  $ 41,292,822  $  6,600,103      $ 77,513,650
                                                                         ============  ============  ============      ============


        Liabilities and Equity

Current Liabilities:
        Short-term notes payable                                         $  5,157,302  $  5,900,550  $  6,000,000  b   $  5,045,438
                                                                                                        3,822,852  b
                                                                                                      (15,835,266) e
        Current maturities of long-term debt and capital lease obligations    211,068     6,088,276                       6,299,344
        Accounts payable                                                    1,651,405     1,414,512       (46,429) a      3,019,488
        Accrued expenses                                                    1,290,393     3,330,037       (97,237) b      4,523,193
        Income taxes payable                                                  157,212            --            --           157,212
        Deferred tax liability                                                173,379             0                         173,379
                                                                         ------------  ------------  ------------      ------------

               Total current liabilities                                 $  8,640,759  $ 16,733,375  $ (6,156,080)     $ 19,218,054

Long-term debt and capital lease obligations, less current maturities       2,819,225     2,567,000    15,000,000  b     16,598,725
                                                                                                       (3,787,500) e
                                                                         ------------  ------------  ------------      ------------

               Total Liabilities                                         $ 11,459,984  $ 19,300,375  $  5,056,420      $ 35,816,779

Equity:
        Preferred stock, $ .001 par value; 1,000,000 shares
               authorized; none issued                                             --            --                              --
        Common stock, $ .001 par value; 20,000,000 shares authorized;
               3,315,308 shares issued and outstanding                          3,315            --         4,167  c          7,482
        Additional paid-in capital / Contributed capital                   14,871,559     5,398,129    (5,398,129) b     38,403,522
                                                                                                        1,173,134  b
                                                                                                       20,828,383  c
                                                                                                        1,530,446  d
        Retained earnings / Accumulated earnings                            3,012,642    16,594,318   (16,594,318) b      3,012,642
        Net unrealized gain on investment securities                          273,225            --            --           273,225
                                                                         ------------  ------------  ------------      ------------

               Total Equity                                              $ 18,160,741  $ 21,992,447  $  1,543,683      $ 41,696,871
                                                                         ------------  ------------  ------------      ------------

               Total Liabilities and Equity                              $ 29,620,725  $ 41,292,822  $  6,600,103      $ 77,513,650
                                                                         ============  ============  ============      ============




    Unaudited -- See accompanying notes to pro forma financial statements

                           KELLSTROM INDUSTRIES, INC.

NOTES TO PRO FORMA COMBINED BALANCE SHEET--UNAUDITED

(A) For purposes of presenting the pro forma combined balance sheet, the following adjustments have been made:




                                                                                December 31, 1996
                                                                                -----------------

a. Elimination of inter-company balances:

Reduction in accounts receivable:
        Kellstrom accounts receivable from IASI                                  $    (40,600)
        IASI accounts receivable from Kellstrom                                        (5,829)
                                                                                 ------------
                                                                                 $    (46,429)
                                                                                 ============

Reduction in accounts payable
        Kellstrom accounts payable to IASI                                       $     (5,829)
        IASI accounts payable to Kellstrom                                            (40,600)
                                                                                 ------------
                                                                                 $    (46,429)
                                                                                 ============


b. Acquisition of IASI assets:
        Revaluation  of  inventory  acquired (due to change in intended use)     $ (4,382,144)
        Revaluation  of engines acquired (under operating leases)
          (due to change in intended use)                                          (4,049,306)
        Elimination of IASI notes  receivable                                      (1,126,897)
        Elimination of prepaid  insurance                                             (12,208)
        Excess of Purchase Price over Fair Value of Net Assets Acquired            13,801,366
        Elimination of IASI goodwill                                                 (324,509)
        Bank note payable incurred                                                  3,822,852
        Elimination of some IASI accrued expenses                                     (97,237)
        Bridge loan debt incurred                                                   6,000,000
        Subordinated debt incurred                                                 15,000,000
        Elimination of IASI contributed capital                                    (5,398,129)
        Elimination of IASI accumulated earnings                                  (16,594,318)
        Additional  paid-in capital from warrants issued                            1,173,134
                                                                                 ------------
                                                                                 $          0
                                                                                 ============

c. Exercise balance of warrants:
        Common stock issued                                                             4,167
        Additional paid-in capital received                                        20,828,383
                                                                                 ------------
                                                                                 $ 20,832,550
                                                                                 ============

d. Prepayment of finance charge on  acquisition  debt:
      Additional paid-in capital from warrants issued                               1,530,446
      Finance charge paid in cash                                                   1,209,784
                                                                                 ------------
                                                                                 $  2,740,230
                                                                                 ============

e. Use of proceeds from exercise of warrants:
      Reduction of bridge loans and line of credit financing                      (15,835,266)
      Reduction of subordinated notes                                              (3,787,500)
                                                                                 ------------
                                                                                 $(19,622,766)
                                                                                 ============




                           KELLSTROM INDUSTRIES, INC.
                    PRO FORMA COMBINED STATEMENT OF EARNINGS
                                  (Unaudited)



                                                                       Year Ended
                                                                   December 31, 1996
                                                                       Pro Forma
                                                                       Combined
                                                                   -----------------



Net revenues                                                       $      47,291,200

Cost of goods sold                                                       (30,951,057)
Selling, general and administrative expenses                              (4,542,415)
Depreciation and amortization                                             (2,045,686)
                                                                   -----------------

    Operating income                                               $       9,752,042

Interest income                                                               61,278
Interest expense                                                          (3,307,986)
                                                                   -----------------

    Income before income taxes                                      $      6,505,334

Income taxes                                                              (2,315,248)
                                                                   -----------------
    Net income                                                      $      4,190,086
                                                                   =================

    Net income per share                                                        0.53
                                                                   =================

Weighted average number of shares outstanding                              7,952,470
                                                                   =================


       See accompanying notes to pro forma combined statement of earnings

                          KELLSTROM INDUSTRIES, INC.
                    PRO FORMA COMBINED STATEMENT OF EARNINGS
                                   (Unaudited)


                                                                            Year Ended December 31, 1996
                                                        ------------------------------------------------------------------
                                                                    HISTORICAL                PRO FORMA          PRO FORMA
                                                           KELLSTROM           IASI          ADJUSTMENTS (A)      COMBINED
                                                        ------------------------------       ---------------     ---------
Net revenues                                             $ 24,921,587      $ 22,863,747     $  (494,134)       $ 47,291,200
                                                         ------------      ------------     -----------        ------------
Cost of goods sold                                        (16,235,159)      (15,083,516)        367,618         (30,951,057)

Selling, general and administrative expenses               (3,491,457)       (1,744,434)        693,476          (4,542,415)
Depreciation and amortization                                (441,854)         (937,716)         23,952          (2,045,686)

                                                                                               (690,068)
                                                         ------------      ------------     -----------        ------------
Operating income                                         $  4,753,117      $  5,098,081     $   (99,156)       $  9,752,042

Interest income                                                18,001            43,277                              61,278
Interest expense                                             (662,528)       (1,066,418)        942,515          (3,307,986)
                                                                                             (2,521,555)
Expenses related to sale of business                              --           (234,866)        234,866              --
                                                         ------------      ------------     -----------        ------------
    Income before income taxes                           $  4,108,590      $  3,840,074     $(1,443,330)       $  6,505,334

Income taxes                                               (1,462,247)           (3,075)       (849,926)         (2,315,248)
                                                         ------------      ------------     -----------        ------------
    Net income                                           $  2,646,343      $  3,836,999     $(2,293,256)       $  4,190,086
                                                         ============      ============     ===========        ============
    Net income per share                                 $       0.45                                          $       0.53
                                                         ============                                          ============
Weighted average number of common shares outstanding        8,147,455                                             7,952,470
                                                         ============                                          ============


Unaudited -- See accompanying notes to pro forma combined statement of earnings

                           KELLSTROM INDUSTRIES, INC.

NOTES TO PRO FORMA COMBINED STATEMENT OF EARNINGS

(A)   For  purposes  of  presenting  the  pro  forma   combined   statement  of
       operations, the following adjustments have been made:




                                                                                         Twelve Months Ended
                                                                                          December 31, 1996
                                                                                         -------------------
Increase (decrease) in income:

Decrease in net revenues  from  inter-company  sales                                     $         (494,134)
Decrease in cost of goods  sold  from  inter-company  sales                                         367,618
Decrease  in IASI selling, general and administrative expenses due to elimination of
  pension  plan and  bonus  program  and  consolidation  of  insurance  policies                    693,476
Elimination  of  IASI  goodwill   amortization  expense                                              23,952
Amortization of goodwill  related to acquisition                                                   (690,068)
Reduction of bank interest  expense -  exercise  of  warrants                                       942,515
Interest  expense on acquisition  debt                                                           (2,521,555)
Elimination of expenses related to the sale of IASI                                                 234,866
                                                                                         -------------------
                                                                                         $       (1,443,330)
Tax effect of pro forma adjustments                                                                (849,926)
                                                                                         -------------------
    Net adjustment                                                                       $       (2,293,256)
                                                                                         ===================


                         Report of Independent Auditors

The Board of Directors
International Aircraft Support

We have audited the accompanying combined balance sheet of International Aircraft Support (the "Company") as of December 31, 1996, and the related combined statements of income and retained earnings, and cash flows for the year then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of International Aircraft Support as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                               KPMG PEAT MARWICK LLP


San Francisco, California
February 21, 1997

                         International Aircraft Support
                             Combined Balance Sheet

                                December 31, 1996


                        ASSETS

Current assets:
    Cash                                                           $      3,600
    Accounts receivable, net of allowance for doubtful
       accounts of $18,622                                            3,711,669
    Inventory                                                        21,969,313
    Notes receivable from related parties                             2,251,847
    Other current assets                                                 46,735
                                                                   ------------
       Total current assets                                          27,983,164

Jet aircraft engines held for lease, net of
    accumulated depreciation of $3,861,190                           12,903,284

Property and equipment:
    Furniture and equipment                                             317,588
    Trucks and automobiles                                               41,997
    Leasehold improvements                                               26,501
                                                                   ------------
                                                                        386,086
    Accumulated depreciation and amortization                          (311,221)
                                                                   ------------
                                                                         74,865

Goodwill, net of accumulated amortization of $163,678                   324,509
Other assets                                                              7,000
                                                                   ------------
       Total assets                                                $ 41,292,822
                                                                   ============

                             LIABILITIES AND EQUITY
Current liabilities:
    Revolving line of credit                                       $  4,000,000
    Engine line of credit                                             1,900,550
    Current portion of notes payable                                  6,088,276
    Accounts payable and accrued liabilities                          3,439,967
    Consignments payable                                              1,258,032
    Other current liabilities                                            46,550
                                                                   ------------
       Total current liabilities                                     16,733,375

    Notes payable, less current portion                               2,567,000
                                                                   ------------
       Total liabilities                                             19,300,375
                                                                   ------------
Commitments and contingencies

Equity:
    Contributed capital                                               5,398,129
    Retained earnings                                                16,594,318
                                                                   ------------
                                                                     21,992,447
                                                                   ------------
       Total liabilities and equity                                $ 41,292,822
                                                                   ============

See accompanying notes to combined financial statements.

                         International Aircraft Support
               Combined Statement of Income and Retained Earnings

                          Year ended December 31, 1996


Revenues, including consignment parts sales of $2,289,107         $ 22,863,747

Operating expenses:
   Direct labor and materials, including consignment parts cost
   of $ 1,793,270                                                   13,662,392
   Indirect labor and operating                                      1,421,124
   Depreciation and amortization                                       937,716
   General and administrative                                        1,744,434
                                                                  ------------
       Total operating expenses                                     17,765,666

Income from operations                                               5,098,081

Other (income) expense:
Interest expense                                                     1,066,418
Expenses related to sale of business                                   234,866
Other income                                                           (43,277)
                                                                  ------------
Income before income taxes                                           3,840,074

Provision for income taxes                                               3,075
                                                                  ------------
Net income                                                           3,836,999

Retained earnings at beginning of year                              12,757,319
                                                                  ------------
Retained earnings at end of year                                  $ 16,594,318
                                                                  ============




See accompanying notes to combined financial statements.

                         International Aircraft Support
                        Combined Statement of Cash Flows

                          Year ended December 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                        $ 3,836,999
   Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization                                   937,716
         Decrease in accounts receivable, net                            275,795
         Increase in inventory, net                                   (1,940,775)
         Decrease in other assets                                         64,387
         Increase in accounts payable and accrued liabilities          1,666,442
         Increase in consignments payable                                472,351
         Increase in other liabilities                                    38,587
                                                                     -----------
          Net cash provided by operating activities                    5,351,502

CASH FLOWS FROM INVESTING  ACTIVITIES:
   Additions of property and equipment                                    (6,328)
   Purchase of jet aircraft engine held for lease and overhaul costs  (5,950,542)
                                                                     -----------
          Net cash used in investing activities                       (5,956,870)

NET CASH FLOWS FROM FINANCING ACTIVITIES
   Loan to shareholder                                                (1,500,000)
   Net borrowings on lines of credit                                   1,612,550
   Proceeds from borrowings on notes payable                           6,300,000
   Principal payments on notes payable                                (6,328,720)
                                                                     -----------
          Net cash provided by financing activities                       83,830

Decrease in cash                                                        (521,538)
Cash at beginning of year                                                525,138
                                                                     -----------
Cash at end of year                                                  $     3,600
                                                                     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                               $ 1,049,977
                                                                     ===========

Noncash transaction:  transfer of engine held for lease to inventory
   at book value                                                     $   314,282
                                                                     ===========


See accompanying notes to combined financial statements.

                         International Aircraft Support

                     Notes to Combined Financial Statements

                                December 31, 1996

1. BASIS OF PRESENTATION

The combined financial statements include the accounts of International Aircraft Support, Inc. and International Aircraft Support, L.P. (collectively referred to as "International Aircraft Support" or the "Company"). All material intercompany balances and transactions have been eliminated.

International Aircraft Support, Inc. was acquired by IASI, Inc., an entity wholly-owned by General William Lyon, on February 15, 1990. IASI, Inc. was merged into International Aircraft Support, Inc. on February 26, 1990. Accordingly, International Aircraft Support, Inc. is wholly-owned by General William Lyon. The acquisition was accounted for as a purchase.

International Aircraft Support, L.P. (the "Partnership") is a California limited partnership formed in 1990. International Aircraft Support, Inc. is the 5% managing general partner of the Partnership, Air/Lyon, Inc. is a 5% general partner and Air/Lyon Associates L.P. is the sole 90% limited partner. Air/Lyon Associates L.P. is a California limited partnership comprised of Air/Lyon, Inc., general partner, and General William Lyon, limited partner. Air/Lyon, Inc. is wholly-owned by General William Lyon. Effective August 1, 1990, the operations of International Aircraft Support, Inc. were transferred to the Partnership.

The Company provides jet aircraft engine maintenance support to owners and/or operators of commercial jet aircraft engines. The Company's services include: complete engine sales and leasing, engine part sales, engine maintenance monitoring and technical support services. Customers of the Company consist primarily of airlines, commercial jet engine repair shops, air freight operators and aircraft leasing companies.

Partnership losses are allocated in reverse order of previously allocated profits and then in proportion to capital accounts until capital account balances are zero, with any remaining losses allocated to the general partners in proportion to their ownership interests. Profits are first allocated in reverse order of previously allocated losses and then in proportion to the partners' ownership interests. Preferred returns are a special allocation of profits calculated at prime plus .5% on the partners' unreturned capital contributions.

                         International Aircraft Support
               Notes to Combined Financial Statements (continued)


2. ACCOUNTING POLICIES

INVENTORY

Inventory, consisting primarily of new and used jet aircraft engine parts, is stated at the lower of cost or market. Market is based on net realizable value. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Engine parts are acquired primarily by purchasing engines and disassembling them into their component parts. Engine costs are then allocated to the individual parts using the relative sales value method. The costs of refurbishing individual parts are included in the total cost of each part using the specific identification method. Costs related to procurement, storage and refurbishment activities are also allocated to inventory costs.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and includes expenditures for major replacements and improvements. Depreciation is computed using the straight-line or double declining balance method over the estimated useful service lives of the assets, which range from five to seven years. Leasehold improvements are depreciated using the straight line method over the shorter of the useful life of the improvement or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

The Company leases jet aircraft engines to airlines and air freight operators. Depreciation of engines is computed based upon flight hours, flight cycles or both over the estimated useful service lives of the engines, allowing for estimated salvage value. The costs associated with major engine overhauls are accrued based upon usage. During the year ended December 31, 1996, depreciation for engines totaled $879,776. Overhaul costs of $1,736,261 were incurred during 1996.

GOODWILL

Goodwill arising from the acquisition of International Aircraft Support, Inc. by IASI, Inc. totaled $488,187 and is being amortized using the straight-line method over 20 years.

REVENUE RECOGNITION

Revenue generated from complete engine sales is recognized upon acceptance of the equipment by the customer. Parts sales revenue is recognized upon shipment of the related item to the customer. Technical services and leasing revenues are recognized over the term of the related agreements.

                         International Aircraft Support
               Notes to Combined Financial Statements (continued)

CONSIGNMENT REVENUE AND COSTS

Consignment revenue and costs represent the sales of engine parts which the Company does not own. The Company routinely takes possession of engines which it does not own, has the engines disassembled and the parts overhauled as needed. The Company then inventories the parts at the Company's warehouse and sells the parts to third parties. The Company is responsible for the costs to disassemble the engine, overhaul, warehouse and sell the parts. Certain of these costs are allocated to the parts and recovered from the parts sales prior to the owner of the parts participating in the sale proceeds. At December 31, 1996, the Company had incurred $774,931 of refurbishment costs, which are included in accounts receivable, that had not been recovered. These costs are fully reimbursable to the Company upon the termination of their services under the terms of the consignment agreements.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The financial instruments which potentially subject the Company to concentrations of credit risk are accounts receivable. Concentrations of credit risk with respect to accounts receivable that consist principally of receivables from airlines, commercial jet engine repair shops, air freight operators and aircraft leasing companies located throughout the world, are limited due to the initial and continuing credit evaluation of all customers who are extended credit.

Approximately 44% of the Company's total revenue relates to five recurring customers which are significant participants in the aviation industry. In 1996, one customer accounted for more than 10% of revenues.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of notes receivable from related parties approximates their fair value due to short-term maturity. Management estimates or believes the carrying value of the Company's long-term debt approximates its fair value due to periodic adjustments in floating interest rates.

                         International Aircraft Support
               Notes to Combined Financial Statements (continued)

3. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1996, consists of $2,923,782 in trade account receivables, $774,931 of consignment repair receivables and $31,578 of unbilled work-in-process, net of a $18,622 allowance for doubtful accounts. The majority of unbilled work-in-process relates to technical support services which were not complete as of December 31, 1996. Subsequent to December 31, 1996, all year-end work-in-process was completed and invoiced

4. INVENTORY

Inventory at December 31, 1996, consists primarily of new and used jet aircraft engine parts. All inventory is held for sale and, accordingly, has been classified as a current asset in the combined balance sheet. Historically, the period required to sell the jet aircraft engine parts is substantially longer than one year. As a result, management anticipates that a portion of the jet aircraft engine parts inventory at December 31, 1996, will not be sold during 1997 and such amount could be significant. Inventory at December 31, 1996, consists of new and used jet aircraft engine parts totaling $13,416,595 and $7,017,542, respectively. During 1996, the Company sold new and used jet aircraft engine parts with a cost basis approximating $10,630,334. Included in inventory at December 31, 1996, is $1,532,542 of capitalized costs related to the procurement, storage and refurbishment of aircraft engine parts.

During 1996, the Company purchased for their parts inventory a new model PW4060 engine for cash of $2,755,687 and a Prime +1% interest bearing note payable to the Union Bank of California (the Bank) of $3,000,000. This engine is currently awaiting teardown to piece parts.

In addition, the company purchased a CFM 56-3B1 aircraft engine and a CFM 56-3B2 core module for $3,200,000. This was financed through the Company's line of credit ($758,000) and the Engine line of credit ($2,442,000). These are in inventory as piece parts as of December 31, 1996.

5. AIRCRAFT ENGINES HELD FOR LEASE

Aircraft engines held for lease, stated at cost, consist of the following at December 31, 1996:

  Model PW4060 aircraft engine, leased                        $   8,686,777
  Model JT9D-7A aircraft engine                                   3,803,526
  Model JT8D-217A aircraft engine, leased                         1,774,171
  Model JT8D-219 aircraft engine, leased                          2,500,000
                                                              -------------
                                                                 16,764,474
Accumulated depreciation                                         (3,861,190)
                                                              -------------
                                                              $  12,903,284
                                                              =============

Aircraft engines are normally leased for periods of less than one year. Generally, the lessee is responsible for rental payments based on in-flight usage of the engine as well as a daily or monthly base lease charge.

                         International Aircraft Support

5. AIRCRAFT ENGINES HELD FOR LEASE (continued)

During 1994, the Company entered into a longterm lease with a German carrier involving the model PW4060 aircraft engine. The lease expires on July 29, 2000 and provides for minimum annual amounts of $559,200, plus a usage fee per flight hour. The lessee has an option to terminate this lease after July 29, 1997, with a 90-day prior notice to the Company. This lease also gives the lessee an option to purchase the engine for a defined amount.

During 1995, the Company entered into a lease agreement for the model JT9D-7A aircraft engine with an air freight operator. The lease term for this engine expired on October 24, 1996, and as of December 31, 1996 this engine was not leased.

During 1996, the Company entered into a lease agreement for the model JT8D-217A with a domestic carrier. The lease was for a period of 90 days (beginning March 15, 1996), with the lessee having the option for three successive 180 day periods. At December 31, 1996, the lessee had exercised this option up.

On November 26, 1996, the Company entered into a lease agreement for the model JT8D-219 with a Scandinavian carrier. The lease was for a minimum period of six months. This provides for minimum monthly amounts of $39,000, plus a usage fee per flight hour.

During the year ended December 31, 1996, leasing income totaled $1,881,686, including $961,196 for usage fees.

6. LINES OF CREDIT

The Company has a revolving line of credit with the Bank, with interest payable monthly at the Bank's prime rate (8.25% at December 31, 1996) plus 1/2%. The line is secured by a general security agreement on accounts receivable and inventory. Borrowings are available through the line's due date of June 30, 1997, and may not exceed the lower of $7,000,000 or eligible accounts receivable and inventory. The balance on the line of credit at December 31, 1996, was $4,000,000.

The Company also has an engine line of credit with availability of up to $4,000,000 with interest payable monthly at the Bank's prime rate plus 1%. This engine line of credit is secured by any engine purchased with amounts drawn on the line of credit. Borrowings are available through the line's due date of June 30, 1997, and may not exceed the lower of 90% of the actual purchase price of the aircraft engine to be financed or the maximum credit available at the time of the advance. As of December 31, 1996, the balance on the engine line of credit is $1,900,550, which is secured by the residual parts from a model PW2000, from a CFM56 engine and a CFM56 module.

                         International Aircraft Support
               Notes to Combined Financial Statements (continued)

7. NOTES PAYABLE

Notes payable consist of the following at December 31, 1996:

   Note payable secured by model PW4060 aircraft engine held for lease, monthly principal payments due of $35,000 plus interest at prime plus 0.5%, with the
   unpaid balance due September 30, 1997.                                           $1,985,000

   Note payable secured by a model PW4060 aircraft engine parts, and proceeds of sale of aircraft engine parts, monthly minimum principal payments due of
   $100,000 plus interest at prime plus 1.0%, with the unpaid balance due
   November 30, 1997.                                                                3,000,000

   Note payable  secured by an automobile,  monthly principal payments of $672 plus interest at 10.0% with the unpaid
   balance due in October, 1997.                                                         5,276

   Note payable secured by model JT8D-219 aircraft engine held for lease monthly principal payments due of $36,500 plus interest of prime plus 0.75%, with the
   unpaid balance due November 30, 1998.                                             2,200,000

   Note payable secured by model JT8D-217A aircraft engine held for lease, monthly principal payments of $30,000, plus interest at prime plus 0.5%, with
   the unpaid balance due May 31, 1999.                                                890,000

   Note payable secured by model JT9D-7A aircraft engine held for lease, monthly principal payments due of $25,000 plus interest at prime plus 0.5%, with the
   unpaid balance due August 31, 1999.                                                 575,000
                                                                                    ----------
                                                                                     8,655,276

   Less:  current portion                                                            6,088,276
                                                                                    ----------
                                                                                    $2,567,000
                                                                                    ==========

The future principal payments due under the terms of notes payable and the Company's lines of credit subsequent to December 31, 1996, are as follows:

Years ending December 31

1997                                                                               $ 6,088,276
1998                                                                                 2,397,000
1999                                                                                   170,000
                                                                                   -----------
Total                                                                              $ 8,655,276
                                                                                   ===========


The prime rate averaged approximately 8.38% during the year ended December 31, 1996, and was 8.25% at December 31, 1996.

                         International Aircraft Support
               Notes to Combined Financial Statements (continued)

8. INCOME TAXES

Effective January 1, 1991, International Aircraft Support, Inc. elected S corporation status. Accordingly, a provision has not been provided for federal income taxes on the earnings of International Aircraft Support, Inc. for the year ended December 31, 1996, as its income is taxed at the shareholder's level for federal income tax purposes. A provision has been provided for State of California franchise taxes equal to 1.5% of the earnings of International Aircraft Support, Inc. for the year ended December 31, 1996.

A provision has not been provided for federal and state income taxes on the earnings of International Aircraft Support, L.P., a partnership, as its income and losses are taxed at the partner level for federal and state income tax purposes.

9. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution Money Purchase Pension Plan (the "Plan") which provides retirement and other benefits for most full-time employees. Under the Plan, the Company is required to contribute amounts equal to 10% of eligible employees' compensation, up to $150,000 in covered compensation per employee per year. For the period ended December 31, 1996, the Company accrued contributions of $87,833 to the Plan. Historically, the Company has not contributed amounts to the Plan in excess of the maximum amount deductible for federal income tax purposes.

10. COMMITMENTS AND CONTINGENCIES

The Company conducts its operations in leased facilities and the lease is accounted for as an operating lease. The lease requires monthly rent payments of approximately $21,000 and expires January 31, 1999. Facility rent expense, net of sublease income, was $226,659 for the year ended December 31, 1996.

During 1994, the Company, as lessor, entered into an engine lease agreement with a European carrier whereby the Company will provide an aircraft parts purchasing credit to the lessee for any additional costs incurred by the lessee due to European tax laws associated with the lease. As of December 31, 1996, this purchasing credit was not material.

The loan agreements for the revolving line of credit, the engine line of credit and the notes payable (see Note 7) contain certain convenants which restrict the distribution of cash or the payment of dividends and require the Company to maintain certain levels of net worth and profitability.

                         International Aircraft Support
               Notes to Combined Financial Statements (continued)

11.  RELATED PARTY TRANSACTIONS

During June 1996, the Company issued a promissory note for $1,500,000 to William Lyon at 0% interest. As a part of purchase by Kellstrom, this note was repaid on January 15, 1997 (see Note 12). Also, the Company issued, in prior years, two promissory notes totaling $600,000 at 6% interest to companies under common ownership. These notes are unsecured and are due upon demand. As of December 31, 1996, accrued interest on these notes was $151,847. The Company recognized $42,258 of interest income on the notes during 1996.

The Company participates in an insurance program for essentially all of its insurance needs, other than employee benefits, with companies affiliated through common ownership. Payments for such services during 1996 totaled $165,577.

During July 1995, the Company purchased from an affiliate certain aircraft parts for $400,000 (purchase price). In accordance with the agreement, the affiliate guaranteed the recovery of the Company's purchase price plus accrued, imputed interest compounded annually at the prime rate. As of December 31, 1996, the parts were held on consignment by a third party located in Florida. As of December 31, 1996, related parts with a costs basis of $376,860 remain in inventory.

12.  SUBSEQUENT EVENTS

On January 15, 1997, Kellstrom Industries, Inc. (Kellstrom) through its 100% subsidiary, IASI, Inc., purchased substantially all of the assets and assumed certain of the liabilities of International Aircraft Support, L.P. for a cash purchase consideration of $26.5 million. In addition, the Partners of International Aircraft Support, L.P., were issued warrants, with an expiration date of two years from January 15, 1997, to purchase 500,000 shares of Kellstrom at $9.25 per share. The combined financial statements do not include accruals for future decisions, activities and transactions or adjustments relating to decisions regarding the Company's operations and assets that might result from the subsequent event.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
International Aircraft Support

We  have  audited  the  accompanying  combined  balance  sheet of International
Aircraft Support (the 'Company') as of December 31, 1995, and the related combined statements of income and equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of International Aircraft Support as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

March 21, 1996

                                           Ernst & Young LLP

                         International Aircraft Support

                             Combined Balance Sheet

                                December 31, 1995

                               ASSETS
   CURRENT ASSETS:
   Cash                                                                           $525,000
   Accounts receivable net of allowance
    for doubtful accounts of $42,000                                             3,987,000
   Inventory                                                                    19,757,000
   Other current assets                                                            111,000
                                                                               -----------
   TOTAL CURRENT ASSETS                                                         24,380,000


   Jet aircraft engines held for lease,
    net of accumulated depreciation of $2,981,000                                8,147,000

   Property and equipment:
   Furniture and equipment                                                         311,000
   Trucks and automobiles                                                           42,000
   Leasehold improvements                                                           27,000
                                                                               -----------
                                                                                   380,000

   Accumulated depreciation and amortization                                      (277,000)
                                                                               -----------
                                                                                   103,000
   Goodwill, net of accumulated amortization                                       348,000
    of $140,000

   OTHER ASSETS                                                                    716,000
                                                                               -----------

   TOTAL ASSETS                                                                $33,694,000
                                                                               ===========


                       LIABILITIES AND EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                                                     $2,600,000
   Engine line of credit                                                         1,688,000
   Current portion of notes payable                                              5,869,000
   Accounts payable and accrued liabilities                                      1,773,000
   Consignments payable                                                            786,000
   Other current liabilities                                                         8,000
                                                                               -----------
      TOTAL CURRENT LIABILITIES                                                 12,724,000

Long Term Liabilities:
   Notes payable, less current portion                                           2,815,000
                                                                               -----------
   TOTAL LIABILITIES                                                            15,539,000

Commitments and contingencies
   Equity                                                                        5,398,000
   Contributed capital                                                          12,757,000
                                                                               -----------
   Accumulated earnings                                                         18,155,000
                                                                               -----------
   TOTAL LIABILITIES AND EQUITY                                                $33,694,000
                                                                               ===========



See accompanying notes.

                         INTERNATIONAL AIRCRAFT SUPPORT

                     COMBINED STATEMENT OF INCOME AND EQUITY

                          YEAR ENDED DECEMBER 31, 1995

Revenues, including consignment parts sales                                    $22,135,000
 of $2,956,000:

Operating expenses:
   Direct labor and materials, including consignment                            13,342,000
   parts cost of $2,463,000
   Indirect labor and operating                                                  1,360,000
   Depreciation and amortization                                                 1,021,000
   General and administrative                                                    1,737,000
                                                                               -----------
                                                                                17,460,000
   Income from operations                                                        4,675,000
   Interest expense                                                              1,423,000
   Amortization of intangibles                                                      25,000
   Other income                                                                     89,000
                                                                               -----------

   Income before income taxes                                                    3,316,000

   Provision for income taxes                                                        2,000
                                                                               -----------

   NET INCOME                                                                    3,314,000

   EQUITY AT BEGINNING OF YEAR                                                  14,841,000
                                                                               -----------

   EQUITY AT END OF YEAR                                                       $18,155,000
                                                                               ===========


See accompanying notes.

                         INTERNATIONAL AIRCRAFT SUPPORT

                        COMBINED STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1995

OPERATING ACTIVITIES
   Net income                                                                    $3,314,000
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
   Depreciation and amortization                                                  1,046,000
   Decrease in accounts receivable, net                                           5,151,000
   Decrease in inventory, net                                                     2,221,000
   Increase in other assets                                                         (97,000)
   Decrease in accounts payable and accrued liabilities                          (1,648,000)
   Increase in consignments payable                                                 273,000
   Decrease in other liabilities                                                    (92,000)
                                                                                 ----------
Net cash provided by operating activities                                        10,168,000

Investing activities
   Dispositions of property and equipment, net                                       27,000
   Change in jet aircraft engine held for lease                                    (449,000)
                                                                                 -----------
   Net cash used in investing activities                                           (422,000)

FINANCING ACTIVITIES
   Net borrowings on lines of credit                                               (371,000)
   Proceeds from borrowings on notes payable                                      1,200,000
   Principal repayments on notes payable                                        (10,054,000)
                                                                                 -----------
   Net cash used in financing activities                                         (9,225,000)

Net change in cash                                                                  521,000
Cash at beginning of year                                                             4,000
                                                                                 ----------
Cash at end of year                                                                $525,000
                                                                                 ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for interest                                        $1,426,000
                                                                                 ==========





See accompanying notes.

                         INTERNATIONAL AIRCRAFT SUPPORT

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

1. BASIS OF PRESENTATION

The combined financial statements include the accounts of International Aircraft Support, Inc. and International Aircraft Support, L.P. (collectively referred to as "International Aircraft Support" or the "Company"). All material intercompany balances and transactions have been eliminated.

International Aircraft Support, Inc. was acquired by IASI, Inc., an entity wholly-owned by General William Lyon, on February 15, 1990. IASI, Inc. was merged into International Aircraft Support, Inc. on February 26, 1990.
Accordingly, International Aircraft Support, Inc. is wholly-owned by General William Lyon. The acquisition was accounted for as a purchase.

International Aircraft Support, L.P. (the "Partnership") is a California limited partnership formed in 1990. International Aircraft Support, Inc. is the 5% managing general partner of the Partnership, Air/Lyon, Inc. is a 5% general partner and Air/Lyon Associates L.P. is the sole 90% limited partner. Air/Lyon Associates L.P. is a California limited partnership comprised of Air/Lyon, Inc., general partner, and General William Lyon, limited partner. Air/Lyon, Inc. is wholly-owned by General William Lyon. Effective August 1, 1990, the operations of International Aircraft Support, Inc. were transferred to the Partnership.

Partnership losses are allocated in reverse order of previously allocated profits and then in proportion to capital accounts until capital account balances are zero, with any remaining losses allocated to the general partners in proportion to their ownership interests. Profits are first allocated in reverse order of previously allocated losses and then in proportion to the partners' ownership interests. Preferred returns are a special allocation of profits calculated at prime plus .5% on the partners' unreturned capital contributions.

The Company provides jet aircraft engine maintenance support to owners and/or operators of commercial jet aircraft engines. The Company's services include: complete engine sales and leasing, engine part sales, engine maintenance monitoring and technical support services. Customers of the Company consist primarily of airlines, commercial jet engine repair shops, air freight operators and aircraft leasing companies.

2. ACCOUNTING POLICIES

Inventory

Inventory, consisting primarily of new and used jet aircraft engine parts, is stated at the lower of cost or market. Market is based on net realizable value. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. During 1995, $151,000 of estimated costs related to obsolete inventory was written-off as direct materials expense. Engine parts are acquired primarily by purchasing engines and disassembling them into their component parts. Engine costs are then allocated to the individual parts using the relative sales value method. The costs of refurbishing individual parts are included in the total cost of each part using the specific identification method. Overhead costs related to procurement, storage and refurbishment activities are also allocated to inventory costs.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and includes expenditures for major replacements and improvements. Depreciation is computed using the straight-line or double declining balance method over the estimated useful service lives of the assets, which range from three to ten years. Leasehold improvements are depreciated using the straight-line method over the shorter of the useful life of the improvement or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

The Company leases jet aircraft engines to airlines. Depreciation of engines is computed based upon flight hours, flight cycles or both over the estimated useful service lives of the engines, allowing for estimated salvage value. The costs associated with major engine overhauls are accrued based upon usage. During the year ended December 31, 1995, depreciation for engines totaled $980,000. Overhaul costs of $817,000 were incurred during 1995.

GOODWILL

Goodwill arising from the acquisition of International Aircraft Support, Inc. by IASI, Inc. totaled $488,000 and is being amortized using the straight-line method over 20 years.

REVENUE RECOGNITION

Revenue generated from complete engine sales is recognized upon acceptance of the equipment by the customer. Parts sales revenue is recognized upon shipment of the related item to the customer. Technical services and leasing revenues are recognized over the term of the related agreements.

CONSIGNMENT REVENUE AND COSTS

Consignment revenue and costs represent the sales of engine parts which the Company does not own. The Company routinely takes possession of engines which it does not own, has the engines disassembled and the parts overhauled as needed. The Company then inventories the parts at the Company's warehouse and sells the parts to third parties. The Company is responsible for the costs to disassemble the engine, overhaul, warehouse and sell the parts. Certain of these costs are allocated to the parts and recovered from the parts sales prior to the owner of the parts participating in the sale proceeds. At December 31, 1995, the Company had incurred $961,000 of refurbishment costs, which are included in accounts receivable, that had not been recovered. These costs are fully reimbursable to the Company upon the termination of their services under the terms of the consignment agreements. Additionally, on certain consignment engines, the consignor has the option to require the Company to purchase any consigned inventory below a specific sales threshold. As of December 31, 1995, this option had not been exercised and the Company's total outstanding purchase commitment was approximately $176,000.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. The Company performs a periodic evaluation of the credit standing of the financial institution in which its cash is maintained. Concentrations of credit risk with respect to accounts receivable that consist principally of receivables from airlines, commercial jet engine repair shops, air freight operators and aircraft leasing companies located throughout the world, are limited due to the initial and continuing credit evaluation of all customers who are extended credit.

Approximately 59% of the Company's total revenue relates to six recurring customers which are significant participants in the aviation industry.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash approximates its fair value due to its short-term maturity. The carrying value of the Company's long-term debt approximates its fair value due to periodic adjustments in floating interest rates.

3. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1995, consists of $2,921,000 in trade account receivables, $961,000 of consignment repair receivables and $147,000 of unbilled work-in-process, net of a $42,000 allowance for doubtful accounts. The majority of unbilled work-in-process relates to technical support services which were not complete as of December 31, 1995. Subsequent to December 31, 1995, all year-end work-in-process was completed and invoiced.

4. INVENTORY

Inventory at December 31, 1995, consists primarily of new and used jet aircraft engine parts. All inventory is held for sale and, accordingly, has been classified as a current asset in the combined balance sheet. Historically, the period required to sell the jet aircraft engine parts is substantially longer than one year. As a result, management anticipates that a portion of the jet aircraft engine parts inventory at December 31, 1995, will not be sold during 1996 and such amount could be significant. Inventory at December 31, 1995, consists of new and used jet aircraft engine parts totaling $12,839,000 and $6,918,000, respectively. During 1995, the

Company sold new and used jet aircraft engine parts with a cost basis approximating $10,172,000. Included in inventory at December 31, 1995, is $1,491,000 of capitalized overhead costs related to the procurement, storage and refurbishment of aircraft engine parts.

During 1995, the Company purchased for their parts inventory two new model PW2000 engines for cash of $4,200,000 and a noninterest bearing note payable to the seller of $3,700,000. The note payable to the seller was discounted by $238,000 based upon an imputed interest rate of 7.75% and the related cost basis of the engine purchased was adjusted for the discount (see Note 7). In addition, the Company purchased a JT9D-7A engine for their parts inventory, for cash and a note payable to the seller of $347,000, bearing interest at 10% (see Note 7).

5. AIRCRAFT ENGINES HELD FOR LEASE

Aircraft engines held for lease, stated at cost, consist of the following at December 31, 1995:

Model PW4060 aircraft engine, leased                                  $7,433,000
Model JT9D-7A aircraft engine, leased                                  3,789,000
                                                                      ----------

Accumulated depreciation                                               3,075,000
                                                                      ----------
                                                                      $8,147,000
                                                                      ==========


Aircraft engines are normally leased for periods of less than one year. Generally, the lessee is responsible for rental payments based on in-flight usage of the engine as well as a daily or monthly base lease charge. During 1994, the Company entered into a long-term lease with a European carrier involving the model PW4060 aircraft engine. The lease expires on July 29, 2000 and provides for minimum annual amounts of $559,000, plus a usage fee per flight hour. The lessee has an option to terminate this lease after July 29, 1997, with a 90-day prior notice to the Company. This lease also gives the lessee an option to purchase the engine for a defined amount. During 1995, the Company entered into a lease agreement for the model JT9D-7A aircraft engine. The lease term for this engine expires on October 24, 1996.

During the year ended December 31, 1995, leasing income totaled $1,818,000.

6. LINES OF CREDIT

The Company has a revolving line of credit with a bank, with interest payable monthly at the bank's prime rate (8.5% at December 31, 1995) plus 1/2%. The line is secured by a general security agreement on accounts receivable and inventory. Borrowings are available through the line's due date of June 30, 1996, and may not exceed the lower of $6,000,000 or eligible accounts receivable and inventory. The balance on the line of credit at December 31, 1995, was $2,600,000.

The Company also has an engine line of credit which was modified during 1995 to increase the amount of availability to $4,000,000 with interest payable monthly at the bank's prime rate plus 1%. This engine line of credit is secured by any engine purchased with amounts drawn on the line of credit. Borrowings are available through the line's due date of June 30, 1996, and may not exceed the lower of 90% of the actual purchase price of the aircraft engine to be financed or the maximum credit available at the time of the advance. As of December 31, 1995, the balance on the engine line of credit is $1,688,000, and is secured by engine model PW2000 aircraft engine parts.

7. NOTES PAYABLE

Notes payable consist of the following at December 31, 1995:

Note payable secured by a model PW4060
aircraft engine held for lease, monthly
principal payments due of $35,000 plus
interest at prime plus 0.5%, with unpaid
balance due September 30, 1997.                                       $2,405,000

Note payable secured by model PW4000 aircraft
engine parts, bearing interest at an imputed
rate of 5.5% (net of unamortized discount of
$41,000), with the unpaid balance due June 9,
1996.                                                                  1,959,000

Notes payable secured by model PW2000
aircraft engine parts, bearing interest at an
imputed rate of 7.75% (net of unamortized
discount of $170,000), with the unpaid
balance due December 27, 1996.                                         2,836,000

Notes payable secured by automobiles, monthly
principal payments of $631 plus interest at
10.0% with unpaid balance due in October,
1997.                                                                     12,000

Note payable secured by model JT8D-9A and
JT9D-7A aircraft engine parts, monthly
principal payments due of $25,000, plus
interest at prime plus 0.5%, with unpaid
balance due August 31, 1999                                           $1,125,000


Note payable secured by model JT9D-7A
aircraft engine parts with principal plus
interest at 10% due June 13, 1996, paid in
full in March 1996.                                                      347,000
                                                                      ----------
                                                                       8,684,000
Less current portion                                                   5,869,000
                                                                      ----------
                                                                      $2,815,000
                                                                      ==========


The future principal payments due under the terms of notes payable and the Company's lines of credit subsequent to December 31, 1995, are as follows:

Years ending December 31
-------------------------

1996                                                          $5,869,000
1997                                                           2,290,000
1998                                                             300,000
1999                                                             225,000
                                                              ----------
Total                                                         $8,684,000
                                                              ==========


The prime rate averaged approximately 8.83% during the year ended December 31, 1995, and was 8.5% at December 31, 1995.

8. INCOME TAXES

Effective January 1, 1991, International Aircraft Support, Inc. elected S corporation status. Accordingly, a provision has not been provided for federal income taxes on the earnings of International Aircraft Support, Inc. for the year ended December 31, 1995, as its income is taxed at the shareholder's level for federal income tax purposes. A provision has been provided for state of California franchise taxes equal to 1.5% of the earnings of International Aircraft Support, Inc. for the year ended December 31, 1995.

A provision has not been provided for federal and state income taxes on the earnings of International Aircraft Support, L.P., a partnership, as its income and losses are taxed at the partner level for federal and state income tax purposes.

9. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution Money Purchase Pension Plan (the "Plan") which provides retirement and other benefits for most full-time employees. Under the Plan, the Company is required to contribute amounts equal to 10% of eligible employees' compensation, up to $150,000 in covered compensation per employee per year. For the period ended December 31, 1995, the Company accrued contributions of $94,000 to the Plan. Historically, the Company has not contributed amounts to the Plan in excess of the maximum amount deductible for federal income tax purposes.

10.   COMMITMENTS AND CONTINGENCIES

The Company conducts its operations in leased facilities and the lease is accounted for as an operating lease. The lease requires monthly rent payments of approximately $18,000 and expires January 31, 1996. Facility rent expense was $215,000 for the year ended December 31, 1995.

During 1994, the Company, as lessor, entered into an engine lease agreement with a European carrier whereby the Company will provide an aircraft parts purchasing credit to the lessee for any additional costs incurred by the lessee due to European tax laws associated with the lease.

As of December 31, 1995, this purchasing credit was not material.

The loan agreements for the revolving line of credit, the engine line of credit and the notes payable (see Note 7) contain certain covenants which restrict the distribution of cash or the payment of dividends and require the Company to maintain certain levels of net worth and profitability.

11.   RELATED PARTY TRANSACTIONS

Included in other assets at December 31, 1995, are two unsecured promissory notes totaling $600,000 from companies affiliated through common ownership. The promissory notes are due upon demand and bear interest at 6% per annum. The Company recognized $40,000 of interest income on the promissory notes during 1995. Repayment from the affiliates is not expected in the next year; the promissory notes may ultimately become an obligation of the owner of the affiliates which is the owner of the Company.

The Company participates in an insurance program for essentially all of its insurance needs, other than employee benefits, with companies affiliated through common ownership. Payments for such services during 1995 totaled $145,000.

On July 1995, the Company purchased from an affiliate certain aircraft parts for $400,000 (purchase price). In accordance with the agreement, the affiliate guaranteed the recovery of the Company's purchase price plus accrued, imputed interest compounded annually at the prime rate. Currently, the parts are held on consignment by a third party located in Florida. As of December 31, 1995, related engine parts with a costs basis of $390,000 remain in inventory.

During 1995, the Company entered into an agreement with Air/Lyon, Inc. to provide a debt repayment guarantee of up to $1,240,000 for an affiliated entity.

12.   SUBSEQUENT EVENTS

On February 1996, the Company purchased a CFM 53-3B1 aircraft engine and a CFM 56-382 core module for $3,200,000. In accordance with the purchase agreement, the seller agreed to repurchase approximately $3,400,000 worth of parts from the engine and module. The engine and module are in the process of being torn-down by the seller on behalf of the Company.