Form 10QSB
period 1997-03-31
KELLSTROM INDUSTRIES INC
filed 1997-05-13
CIK 918275

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

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

YES  [X]     NO [ ]

        State the number of shares of common stock outstanding as of May 9, 1997: 7,851,415 shares.

Transitional Small Business Disclosure Format (check one):

YES  [ ]     NO [X]

                           KELLSTROM INDUSTRIES, INC.

                          QUARTERLY REPORT FORM 10-QSB

                                      INDEX

                                                                       Page

                                     PART I

Item 1 - Financial Statements:

         Consolidated Condensed Balance Sheets                          3

         Consolidated Condensed Statements of Earnings                  4

         Consolidated Condensed Statements of Cash Flows                5

         Notes to Consolidated Condensed Financial Statements           7

         Pro Forma Consolidated Condensed Statements of Earnings        10

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  15


                                     PART II

Item 6 - Exhibits and Reports on Form 8-K                               18

         Signatures                                                     18

ITEM I FINANCIAL STATEMENTS

                           KELLSTROM INDUSTRIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 (UNAUDITED)
                                                                                MARCH 31, 1997    DECEMBER 31, 1996
                                                                                --------------    -----------------

                                   ASSETS
Current Assets:
     Cash and cash equivalents                                                   $  7,639,533       $    154,254
     Trade receivables, net of allowances for returns and
       doubtful accounts of $150,000                                                8,297,092          4,023,298
     Inventory                                                                     42,467,551         15,723,370
     Prepaid expenses and other current assets                                      1,409,943            588,286
     Deferred tax asset                                                               217,740             57,176
     Investment in securities                                                       1,306,809          1,829,532
                                                                                --------------    --------------
          Total current assets                                                   $ 61,338,668       $ 22,375,916
Property, plant and equipment, net                                                  3,055,665          2,943,077
Intangible assets, net                                                             17,529,204          3,618,862
Deferred tax asset                                                                    204,853            306,079
Other assets                                                                        2,862,071            376,791
                                                                                --------------    --------------
          Total Assets                                                           $ 84,990,461       $ 29,620,725
                                                                                ==============    ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term notes payable                                                    $ 12,131,550       $  5,157,302
     Current maturities of long-term debt and capital lease obligations             6,005,096            211,068
     Accounts payable                                                               1,632,075          1,651,405
     Accrued expenses                                                               3,007,569          1,290,393
     Income taxes payable                                                             997,618            157,212
     Deferred tax liability                                                            40,615            173,379
                                                                                --------------    --------------
          Total current liabilities                                              $ 23,814,523       $  8,640,759
Long-term debt and capital lease obligations, less current maturities              18,336,208          2,819,225
                                                                                --------------    --------------
          Total Liabilities                                                      $ 42,150,731       $ 11,459,984
Stockholders' Equity:
     Preferred stock, $ .001 par value; 1,000,000 shares authorized; none
       issued                                                                              --                 --
     Common stock, $ .001 par value; 20,000,000 shares authorized;
       7,500,415 shares and 3,315,308 shares issued
       and outstanding in 1997 and 1996 respectively                                    7,500              3,315
     Additional paid-in capital                                                    38,218,368         14,871,559
     Retained earnings                                                              4,672,010          3,012,642
     Net unrealized gain (loss) on investment securities, net                         (58,148)           273,225
                                                                                --------------    --------------
          Total Stockholders' Equity                                             $ 42,839,730       $ 18,160,741
                                                                                --------------    --------------
          Total Liabilities and Stockholders' Equity                             $ 84,990,461       $ 29,620,725
                                                                                ==============    ==============


     See accompanying notes to consolidated condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     1997               1996
                                                                                --------------    -----------------

Net revenues                                                                     $ 16,466,073        $ 5,270,995

Cost of goods sold                                                                (10,726,985)        (3,482,015)
Selling, general and administrative expenses                                       (1,770,329)          (748,101)
Depreciation and amortization                                                        (288,879)           (99,338)
                                                                                --------------    -----------------

Operating income                                                                 $  3,679,880        $   941,541

Interest income                                                                        66,884              5,208
Interest expense                                                                   (1,102,742)          (126,709)
                                                                                --------------    -----------------
     Income before income taxes                                                  $  2,644,022        $   820,040

Income taxes                                                                         (984,654)          (303,333)
                                                                                --------------    -----------------
     Net income                                                                  $  1,659,368        $   516,707
                                                                                ==============    =================
     Net income per share                                                        $       0.21        $      0.09
                                                                                ==============    =================
Weighted average number of common shares outstanding                                9,146,176          8,050,454
                                                                                ==============    =================


     See accompanying notes to consolidated condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                Three Months Ended March 31,
                                                                                          -------------------------------------
                                                                                               1997                     1996
                                                                                          ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $  1,659,368               $ 516,707
                                                                                          -------------            ------------
Adjustments to reconcile net income to net cash used
   in operating activities:

        Depreciation and amortization                                                     $    288,879               $  99,338
        Amortization of deferred financing costs                                               246,838                   5,528
        Deferred income taxes                                                                     (752)                 14,471

Changes in operating assets and liabilities:
        Increase in trade receivables, net                                                  (2,652,130)               (834,595)
        Decrease in inventory                                                                  461,926                 341,289
        Decrease (increase) in prepaid expenses and other current assets                       303,743                 (56,211)
        Decrease (increase) in other assets                                                    130,540                 (84,564)
        Decrease in accounts payable                                                        (1,550,116)               (259,730)
        Decrease in accrued expenses                                                          (633,104)                (59,064)
        Increase (decrease) in income taxes payable                                            840,406                (274,138)
                                                                                          -------------            ------------
                Net cash used in operating activities                                     $   (904,402)             $ (590,969)
                                                                                          -------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of IASI assets                                                                   $(25,053,141)                    --
Purchase of property, plant and equipment                                                     (111,269)              $(421,275)
                                                                                          -------------            ------------
                Net cash used in investing activities                                     $(25,164,410)              $(421,275)
                                                                                          -------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt proceeds                                                                             $ 32,618,696               $ 849,298
Debt repayment, including capital lease obligations                                        (18,412,235)                (10,867)
Common stock issued                                                                         20,647,414                     --
Deferred financing costs                                                                    (1,299,784)                    --
                                                                                          -------------            ------------
                Net cash provided by financing activities                                 $ 33,554,091               $ 838,431
                                                                                          -------------            ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                        $  7,485,279               $(173,813)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   154,254                 210,871
                                                                                          -------------            ------------
CASH & CASH EQUIVALENTS, END OF PERIOD                                                    $  7,639,533               $  37,058
                                                                                          =============            ============


                                                               (continued)

     See accompanying notes to consolidated condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (continued)

                                                                                                Three Months Ended March 31,
                                                                                           -------------------------------------
                                                                                               1997                     1996
                                                                                           -----------             -------------
Supplemental disclosures of non-cash investing and financing activities:

        IASI assets acquired for warrants                                                 $  1,173,134               $    --
                                                                                          =============              ===========
        Deferred financing costs paid through
           the issuance of warrants                                                       $  1,530,446               $    --
                                                                                          =============              ===========
Supplemental disclosures of cash flow  information:
        Cash paid during the period for:

        Interest                                                                          $    448,745               $  77,317
                                                                                          =============              ===========
        Income taxes                                                                      $    177,596               $ 569,000
                                                                                          =============              ===========
Supplemental disclosures of purchase of IASI assets,
    net of liabilities:
        Cash                                                                              $     36,709
        Receivables                                                                          1,621,664
        Notes receivable                                                                     1,132,000
        Inventory                                                                           27,206,107
        Prepaid expenses                                                                           400
        Property, plant and equipment                                                           74,865
        Goodwill                                                                            14,124,926
        Other assets                                                                            26,177
                                                                                          -------------
                Total assets                                                              $ 44,222,848
                                                                                          =============

        Accrued expenses                                                                  $  2,350,280
        Accounts payable                                                                     1,530,786
        Notes payable                                                                       14,078,798
                                                                                          -------------
                Total liabilities                                                         $ 17,959,864
                                                                                          =============
                Net acquisition cost                                                      $ 26,262,984

        Less warrants issued to seller                                                       1,173,134
                                                                                          -------------
        Cash paid to seller at closing                                                    $ 25,089,850

        Less cash acquired                                                                      36,709
                                                                                          -------------
                Net cash used in acquisition                                              $ 25,053,141
                                                                                          =============



See accompanying notes to consolidated condensed financial statements

KELLSTROM INDUSTRIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying consolidated condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed balance sheet as of December 31, 1996 has been derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.

      In the opinion of management of the Company, the consolidated condensed financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the consolidated condensed financial position of Kellstrom Industries, Inc. as of March 31, 1997, and the consolidated condensed results of earnings for the three month periods ended March 31, 1997 and 1996 and the consolidated condensed statements of cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - ACQUISITION

      On January 15, 1997, the Company through its 100% subsidiary, IASI, Inc., completed the acquisition of substantially all of the assets and assumed certain of the liabilities of International Aircraft Support, L.P. ("IASI"), a California limited partnership, for a cash purchase consideration of $25.1 million and issued warrants, with an expiration date of two years from January 15, 1997, to purchase 500,000 shares of the Company's Common Stock at $9.25 per share. The acquisition was financed through the issuance of $15 million in senior subordinated debt and warrants, along with the proceeds of a $6 million subordinated bridge loan and warrants ("Bridge Loan") with the balance from the Company's working capital. The acquisition was accounted for using the purchase method of accounting for business combinations. The Company also assumed IASI's existing debt including IASI's various credit facilities, which provided for credit up to a maximum of approximately $20 million as of the date of the acquisition. The Bridge Loan matured on April 15, 1997 and was paid in full by the Company. The interest rate on the Bridge Loan was 10% and, additionally, 85,625 warrants that are exercisable at $10 and expire on April 15, 2000 were issued to the Bridge Loan lenders. The interest rate on the $15 million senior subordinated debt is 11.75%, payable semi-annually. Additionally, 305,660 warrants were issued to this lender, such warrants are exercisable at $10 and expire on January 15, 2004. Principal on this debt is payable in three equal annual installments beginning January 15, 2002.

NOTE 3 - STOCKHOLDERS' EQUITY

      The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

      The Company is authorized to issue 20,000,000 shares of common stock, par value $.001 per share. At March 31, 1997 and December 31, 1996, the Company had 7,500,415 and 3,315,308 shares of common stock outstanding respectively.

      On January 17, 1997, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share a Series A Junior Participating Cumulative Preferred Stock ("Series A Preferred Stock") at an exercise price of $80.

      The Rights are not exercisable, or transferable apart from the Common Stock, until the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of more than 19% of the outstanding Common Stock of the Company (such person being referred to as an "Acquiring Person") or (ii) ten business days (or such later date, as defined) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 19% or more of the outstanding Common Stock of the Company. In the event that any person or group of affiliated or associated persons becomes an

      Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person and transferees of the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise such number of one-hundredths of a share of Series A Preferred Stock as shall equal the result obtained by (x) multiplying the then current exercise price by the number of one-hundredths of a share of Series A Preferred Stock for which a Right is then exercisable and dividing that product by (y) 50% of the then current per share market price of the Company's common stock. Furthermore, if the Company enters into a consolidation, merger, or other business combination, as defined, each Right would entitle the holder upon exercise to receive, in lieu of shares of Series A Preferred Stock, that number of shares of common stock of the acquiring company having a value of two times the exercise price of the Right, as defined. The Rights contain antidilutive provisions, are redeemable at the Company's option, subject to certain restrictions, for $.01 per Right, and expire on January 14, 2007.

      As a result of the Rights dividend, the Board designated 200,000 shares of preferred stock as Series A Preferred Stock. Series A Preferred Stockholders will be entitled to a preferential cumulative quarterly dividend of the greater of $1.00 per share or 100 times the per share dividend declared on the Company's Common Stock. The Series A Preferred Stock has a liquidation preference, as defined. In addition, each share will have 100 votes and will vote together with the shares of Common Stock of the Company.

      At March 31, 1997 and December 31, 1996, the Company had 1,332,530 and 4,576,510 warrants outstanding respectively. On February 4, 1997 the Company called its publicly traded warrants (the "Public Warrants") pursuant to their terms. There were 4,166,510 Public Warrants outstanding at December 31, 1996. The Company received proceeds of $22,961,950 from the exercise of Public Warrants during the period from October 1, 1996 to March 21, 1997.

      At March 31, 1997 and December 31, 1996 the Company had 170,000 and 200,000 unit purchase options outstanding respectively. Each unit purchase option entitles the holder to the purchase of one unit for $7.62 per unit. Each unit consists of one share of the Company's common stock, $.001 par value, and two warrants (such warrants are exercisable as previously defined). These unit purchase options are exercisable commencing on April 11, 1995 and expiring on April 11, 1999. During the first quarter, 30,000 unit purchase options were exercised for 20,935 common shares, 41,870 warrants and $0 in proceeds.

NOTE 4 - EARNINGS PER SHARE

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

NOTE 5 - ACCOUNTING PRONOUNCEMENTS

      In February 1997, Statement of Financial Accounting Standard No. 128, "Earnings per Share" was released and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early application of this Statement is not permitted. Subsequent to the effective date, all prior-period earnings per share data presented will be restated to conform with the provisions of this Statement. The following presents the pro forma earnings per share amounts computed using this Statement.


                                                       Three Months Ended
                                                       ------------------
                                                            March 31,
                                                            ---------
                                                    1997             1996
                                                ------------    -------------
                                     Basic EPS      $.29             $.18

                                     Diluted EPS    $.21             $.13





                                             For the Period Ended March 31, 1997
                                         ------------------------------------------
                                           Income         Shares         Per-Share
                                         (Numerator)    (Denominator)      Amount
                                         ------------    -------------  -----------
Net Income                               $1,659,368

Basic EPS
---------
     Income available to
     common stockholders                 $1,659,368         5,725,255       $.29

Effect of Dilutive Securities
-----------------------------
     Warrants                                               1,406,731
     Options                                                  528,734
     Unit Purchase Options                                    262,204

Diluted EPS
-----------
     Income available to common
     stockholders + assumed conversions  $1,659,368         7,922,924       $.21




                                                   For the Period Ended March 31, 1996
                                                   -----------------------------------
                                                 Income         Shares         Per-Share
                                               (Numerator)    (Denominator)      Amount
                                               -----------    -------------    ----------
Net Income                                      $516,707

Basic EPS
---------
     Income available to
     common stockholders                        $516,707          2,881,818      $.18

Effect of Dilutive Securities
-----------------------------
     Warrants                                                     1,051,940
     Options                                                         50,347
     Unit Purchase Options                                           46,202

Diluted EPS
----------
     Income available to common
     stockholders + assumed conversions         $516,707          4,030,307      $.13

Pro Forma Consolidated Condensed Statement of Earnings - Unaudited

Set forth herein is the unaudited consolidated condensed statement of earnings, for the three-month period ended March 31, 1997, and the unaudited pro forma consolidated condensed statement of earnings, for the three-month period ended March 31, 1996, assuming that the acquisition of substantially all of the assets and certain liabilities of IASI had been consummated on January 1, 1996. An unaudited pro forma consolidated condensed statement of earnings for the three-month period ended March 31, 1997 was not deemed necessary as the actual results for the three-month period adequately reflect the operations of the combined entity for the entire period, since the acquisition was completed on January 15, 1997.

                            KELLSTROM INDUSTRIES, INC
       ACTUAL and PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                            Three Months Ended
                                                     --------------------------------
                                                                       March 31, 1996
                                                      March 31, 1997     Pro Forma
                                                         Actual          Combined
                                                     ----------------  --------------
Net Revenue                                             $ 16,466,073     $11,818,877

Cost of good sold                                        (10,726,985)     (7,639,910)
Selling, general ministrative expenses                    (1,770,329)     (1,226,600)
Depreciation and amortization (including goodwill)          (288,879)       (279,867)
                                                         -----------     -----------
  Operating income                                       $ 3,679,880     $ 2,672,500

Interest income (expense)                                  (1,035,858)      (847,525)
                                                         ------------    -----------
  Income before income taxes                                2,644,022    $ 1,824,975

Income tax expense                                           (984,654)      (675,240)
                                                         ------------    -----------
  Net income                                             $  1,659,368    $ 1,149,735
                                                         ============    ===========

  Net income per share                                   $       0.21    $      0.16
                                                         ============    ===========

Weighted average number of common shares outstanding        9,146,176      7,708,235
                                                         ============    ===========


See accompanying notes to consolidated condensed and pro forma consolidated condensed statements of earnings

                           KELLSTROM INDUSTRIES, INC.
               PRO FORMA COMBINED CONDENSED STATEMENT OF EARNINGS

                                  (UNAUDITED)

                                                             Three Months Ended March 31, 1996
                                           --------------------------------------------------------------------------
                                                       HISTORICAL
                                                                                   PRO FORMA           PRO FORMA
                                             KELLSTROM             IASI            ADJUSTMENTS          COMBINED
                                           --------------    -----------------    --------------    -----------------

Net Revenues                                $  5,270,995        $ 6,836,099        $   (288,217)       $11,818,877
Cost of goods sold                            (3,482,015)        (4,111,912)            201,767         (7,639,910)
                                                                                       (247,750)
Selling, general and administrative
  expenses                                      (748,101)          (617,194)            138,695         (1,226,600)
Depreciation and amortization (including
  goodwill)                                      (99,338)          (261,750)           (172,517)          (279,867)
                                                                                        247,750
                                                                                          5,988
                                           --------------      ---------------    --------------      -------------
  Operating income                          $    941,541        $ 1,845,243        $   (114,284)       $ 2,672,500
Interest income (expense)                       (121,501)          (283,249)           (719,208)          (847,525)
                                                                                        276,433
                                           --------------      ---------------    --------------      -------------
  Income before income taxes                $    820,040        $ 1,561,994        $   (557,059)       $ 1,824,975
Income tax expense                              (303,333)                 0            (371,907)          (675,240)
                                           --------------      ---------------    --------------      -------------
  Net income                                $    516,707        $ 1,561,994        $   (928,966)       $ 1,149,735
                                           ==============      ===============    ==============      =============
  Net income per share                      $       0.09                                                      0.16
                                           ==============                                             =============

Weighted average number of common shares
  outstanding                                  8,050,454
                                           =============

Pro forma weighted average number of
  common shares outstanding                                                                              7,708,235
                                                                                                      =============

See accompanying notes to pro forma consolidated condensed statement of earnings

                           KELLSTROM INDUSTRIES, INC.
        NOTES TO PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                  (Unaudited)



NOTES TO PRO FORMA STATEMENT OF EARNINGS
(A) For purposes of presenting the pro forma condensed combined statement of earnings, the following adjustments have been made:


                                                                  Three Months Ended
                                                                      March 31, 1996
                                                                  -------------------
Increase (decrease) to income:

Decrease in net revenues due to intercompany sales                       $ (288,217)
Decrease in COGS due to intercompany sales                                  201,767
Reclassification entry to conform with current Kellstrom presentation      (247,750)
Decrease in IASI selling, general and administrative expenses due to the elimination of pension plan, bonus program and overall
 consolidation of functions                                                 138,695
Amortization of goodwill related to IASI acquisition                       (172,517)
Reclassification entry to conform with current Kellstrom presentation       247,750
Elimination of IASI goodwill amortization expense                             5,988
Interest expense on acquisition debt                                       (719,208)
Reduction of bank interest expense - exercise of warrants                   276,433
                                                                         ----------
                                                                         $ (557,059)
To adjust pro forma tax provision to 37% of income before taxes            (371,907)
                                                                         ----------
     Net Adjustment                                                      $ (928,966)
                                                                         ==========

                           KELLSTROM INDUSTRIES, INC.

        NOTES TO PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                   (Unaudited)

(B) The following table reconciles net income to the amount used for purposes of determining net income per share under the modified treasury stock method:

                                                                 Three Months Ended
                                                                       March 31
       ------------------------------------------------------ ------------- -------------
                                                                 Actual      Pro Forma
                                                                  1997          1996
       ------------------------------------------------------ ------------- -------------
       Net income                                             $ 1,659,368   $ 1,149,735
       Adjustments to pro forma net income for proceeds
       from exercise of common stock equivalents:
          Elimination of interest expense (net of tax)            239,844       118,200
       ------------------------------------------------------ ------------- -------------
       Adjusted net income                                    $ 1,899,212   $ 1,267,935

       Weighted average actual common shares outstanding        5,725,255     5,278,264
       Weighted average common stock equivalents outstanding    3,420,921     2,429,971
       ------------------------------------------------------ ------------- -------------
       Weighted average shares outstanding                      9,146,176     7,708,235
       ------------------------------------------------------ ------------- -------------
       Earnings per share                                     $       .21   $       .16
       ------------------------------------------------------ ------------- -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

        On January 15, 1997, Kellstrom Industries, Inc. ("Kellstrom"), through its wholly-owned subsidiary, completed the acquisition of substantially all of the assets and certain liabilities of IASI for $25.1 million in cash and warrants to purchase 500,000 shares of Common Stock at $9.25 per share. The warrants expire in January 1999.

        On February 4, 1997, the Company called its publicly traded warrants (the "Public Warrants") pursuant to their terms. There were 4,166,510 Public Warrants outstanding at December 31, 1996. The Company received proceeds of $22,961,950 from the exercise of Public Warrants during the period from October 1, 1996 to March 21, 1997.

        The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Although the Company has historically experienced increasing net sales and operating results, the Company may experience significant fluctuations in its gross margins and operating results in the future, both on an annual and a quarterly basis, caused by various factors, including general economic conditions, specific economic conditions in the commercial aviation industry, the availability and price of surplus aviation material, the size and timing of customer orders, returns by and allowances to customers and the cost of capital to the Company. In a strategic response to a changing, competitive environment, the Company may elect from time to time to make certain pricing, product or marketing decisions, and any such decisions could have a material adverse effect on the Company's periodic results of operations, including net sales and net income from quarter to quarter. Therefore, comparisons of recent net sales and operating results of the Company should not be taken as indicative of the results of operations that can be expected in the future. There can be no assurance that the net sales and operating results of the Company will continue at their current levels or will grow, or that the Company will be able to achieve sustained profitability on a quarterly or annual basis.

Results of Operations.

        The unaudited results of operations for the three months ended March 31, 1997, as compared with the results of the period ended March 31, 1996, indicate that net revenues increased by 212% to $16,466,073 from $5,270,995 in 1996 and gross margins increased by 221% to $5,739,088 from $1,788,980 in 1996. Operating income increased by 291% to $3,679,880 from $941,541 in 1996 and net income increased by 221% to $1,659,368 from $516,707 in 1996. The increase in net revenues is due primarily to approximately $7.2 million of revenues from the IASI operation coupled with additional inventory availability as a result of proceeds received from the exercise of the Public Warrants which were called during the first quarter and increases in working capital made available from the combined Company's bank credit facilities. Also contributing to the increase in net revenues is the expansion of the Company's sales department, which resulted in sales growth to existing customers and expansion of the Company's customer base as a result of the IASI acquisition. Gross margins were slightly higher in 1997, but in line with the Company's historic margin levels, resulting in margins of 34.9% for the first quarter of 1997 compared with 33.9% for the corresponding period in 1996.

        Total selling, general and administrative expenses increased to $1,770,329 in the first three months of 1997 from $748,101 in the first three months of 1996, but significantly decreased as a percentage of net revenues. The increase in these expenses was primarily the result of 1) $520,621 of expenses related to the continuing operations of IASI, 2) continued expansion of the Company's sales and warehouse operations in order to support a higher level of revenue and a corresponding greater number of whole engine and engine parts transactions and 3) the addition of marketing and management personnel necessary to achieve the revenue growth opportunities that are available due to the Company's expanded level of inventory investment. Additionally, the Company believes that as the integration of the Kellstrom and IASI businesses continues, increased synergies from the acquisition should result and drive overhead reduction as a percentage of net revenues.

        Depreciation and amortization expense increased 191% from $99,338 in 1996 to $288,879 in 1997, but remained relatively flat as a percentage of net revenues. The increase in depreciation and amortization is primarily the result of amortization expense of goodwill related to the IASI acquisition, as only limited fixed asset additions by the Company occurred during 1996 and early 1997.

        Interest expense (net of interest income) increased 753% from $121,501 in 1996 to $1,035,858 in 1997 due to 1) interest expense and related costs of $719,428 from the $21 million of debt related to the acquisition of IASI, 2) interest expense of $233,083 related to the existing debt of IASI and 3) increased borrowings by Kellstrom during 1996 and early 1997 necessary to expand the Company's inventory levels. Further increases in interest expense can be anticipated in the future as the Company continues to expand its inventory levels and facilities to support future growth in operations and to the extent the Company completes acquisitions funded by debt.

        Net income per share is reported based upon the weighted average of the common shares outstanding along with the inclusion of the effect of the dilutive securities outstanding during the periods using the modified treasury stock method in accordance with generally accepted accounting principles. The effect of this is to increase the weighted average number of common shares outstanding from 5,725,255 to 9,146,176 for the three months ended March 31, 1997 and from 2,881,818 to 8,050,454 shares for the three months ended March 31, 1996 due to the Company's outstanding options and warrants to purchase shares of common stock having an exercise price of less than the market price which were, therefore, deemed outstanding.

Liquidity And Capital Resources.

        The Company's working capital was $37,524,145 as of March 31, 1997, an increase of $23,788,988 since December 31, 1996. The principal reasons for the increase in working capital were the increase in inventories stemming from both internal growth and the acquisition of IASI, coupled with the increase in cash resulting from the exercise of the Company's Public Warrants.

        The primary uses of funds during the three month period ended March 31, 1997 were the purchase of all assets and certain liabilities of IASI ($25,053,141), financing costs associated with the acquisition ($1,299,784) and continued costs of furnishing and fixtures for the Company's office and warehouse facilities ($111,269). The sources of the funds utilized for these purposes was from financing activities which included certain debt proceeds and funds received from the exercise of the Company's Public Warrants.

        The Company's acquisition of IASI was primarily financed through the issuance of $15,000,000 in senior subordinated debt (the "Senior Debt") and warrants, as well as the proceeds of a $6,000,000 subordinated bridge loan ("Bridge Loan") and warrants with the balance from the Company's working capital. The Company also assumed IASI's existing debt, including various credit facilities with Union Bank of California ("Union Bank") secured by IASI's assets, which facilities provided for credit of up to a maximum of approximately $20,000,000 as of the date of the acquisition. The amount of credit outstanding as of the date of acquisition and March 31, 1997 was $14,078,798 and $15,305,743 respectively. Interest on the credit facilities accrued daily and ranged from
 .50% to 1.00% above Union Bank's prime rate, and was payable monthly.

        The Senior Debt is held by The Equitable Life Assurance Society of the United States ("Equitable"). The interest rate on the Senior Debt is 11.75% per annum, payable semi-annually. Additionally, warrants to purchase 305,660 shares of Common Stock were issued to Equitable. The warrants are exercisable at $10 per share and expire on January 15, 2004. Principal on this debt is payable in three equal installments beginning January 15, 2002. An advance principal payment of up to $3,750,000 is permitted (along with a prepayment penalty of 1%) prior to December 31, 1998 from the proceeds of the exercise of the Company's Public Warrants. It is management's current intention that such an advance payment will be made during this advance payment period. Moreover, the Company may, at its option, redeem up to $4,500,000 (along with a prepayment penalty of 1%) of principal amount of Senior Debt concurrently or within five days after the occurrence of any public offering of the Company's Common Stock as long as the principal balance of the debt is not reduced below $10,500,000. The balance due at March 31, 1997 on the Senior Debt was $15,000,000.

        The Bridge Loan was due April 15, 1997 and was paid in full on that date. In connection with the Bridge Loan, the Company issued warrants to purchase 85,625 shares of Common Stock at an exercise price of $10 per share, exercisable until three years from the repayment of the Bridge Loan. A portion of the Bridge Loan, in the amount of $1,000,000, was repaid on February 12, 1997. The balance due at March 31, 1997 on the Bridge Loan was $5,000,000.

        On April 24, 1997, in order to modify and consolidate its current credit facilities, the Company entered into a $55 million revolving loan agreement with Barnett Bank, N.A. The loan, which bears interest at .25% below the bank's prime rate (which was 8.25% at April 24, 1997), is due on April 24, 1998. On April 28, 1997, utilizing funds from the new facility, the Company paid $13,640,774 to fully satisfy the existing credit lines outstanding with Union Bank. The new loan agreement is secured by substantially all of the Company's assets.


        The Company entered into certain short-term engine leases during 1996 and acquired certain other leases as part of the IASI acquisition. The Company continues to believe this activity should allow it to liquidate the remaining maintenance value of jet engines on a profitable basis by realizing both rental income as well as maintenance reserve fees charged to the Company's engine lease customers for their utilization of such engines. Upon the full consumption of the remaining maintenance value in each engine, the Company will evaluate the engine's condition in order to determine if such engine should be refurbished or should be disassembled into piece parts in support of the Company's parts supply business. These leases are accounted for as operating leases.

        The $1,167,110 first mortgage (including a $750,000 construction/mortgage loan) held by BankAtlantic and secured by the Company's office and warehouse facilities remains in place. The interest on the mortgage is 10.49% per annum. Principal and interest are payable in monthly installments of $20,238. Principal is amortized over a ten-year period with a final payment of $20,238 due May 2005.

        The Company's management believes that cash flow from operations, and cash that became available as a result of the exercise of the publicly traded warrants, combined with the Company's borrowing facilities should be sufficient for the Company's current level of operations.

        The Company plans to take advantage of growth opportunities that are consistent with the Company's expansion and profit objectives. These growth opportunities will require the investment of cash into inventories of jet engines and jet engine parts. Greater availability of such inventories will better enable the Company to continue to increase its revenues as well as to encourage the development of strategic relationships with new customers. The Company intends to finance its inventory expansion program through its current credit facilities and through the employment of its cash flows along with the management of trade credits. In the future, the Company may require additional sources of capital to continue to fund its expansion.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits.

                10.1 Material Contracts. Revolving Loan Agreement, dated April 24, 1997, between Barnett Bank, N.A. and the Company.

            (b) Reports on Form 8-K. The Company filed a Report on Form 8-K on
                January 15, 1997; amended on March 7, 1997 and March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 1997                                   KELLSTROM INDUSTRIES, INC.
                                               (Registrant)

                                               /s/ John S. Gleason
                                               --------------------------------
                                               John S. Gleason
                                               Chief Financial Officer
                                               and Treasurer