Form 10QSB
period 1997-06-30
KELLSTROM INDUSTRIES INC
filed 1997-08-11
CIK 918275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-23764

                           KELLSTROM INDUSTRIES, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                   13-3753725
--------                                                   ------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

14000 N.W. 4TH ST., SUNRISE, FLORIDA                        33325
-------------------------------------                       --------
(Address of principal executive offices)                    Zip Code

(954) 845-0427
--------------
(Issuer's telephone number)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO
    ----       ----

     State the number of shares of common stock outstanding as of August 8, 1997: 7,878,774 shares.

Transitional Small Business Disclosure Format (check one):

YES       NO     X
    ----       ----

                           KELLSTROM INDUSTRIES, INC.

                          QUARTERLY REPORT FORM 10-QSB

                                      INDEX

                                                                        Page
                                                                        ----
                                     PART I
                                     ------
Item 1 - Financial Statements:

         Consolidated Condensed Balance Sheets                           3

         Consolidated Condensed Statements of Earnings                   4

         Consolidated Condensed Statements of Cash Flows                 6

         Notes to Consolidated Condensed Financial Statements            8

         Pro Forma Consolidated Condensed Statements of Earnings        12

Item 2 - Management's Discussion and Analysis of                        17
         Financial Condition and Results of Operations


                                     PART II
                                     -------
Item 6 - Exhibits and Reports on Form 8-K                               21

         Signatures                                                     21

ITEM I FINANCIAL STATEMENTS

                           KELLSTROM INDUSTRIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS




                                                                              (Unaudited)
                                                                              June 30, 1997          December 31, 1996
                                                                              -------------          -----------------
                             Assets
Current Assets:
    Cash and cash equivalents                                                  $  3,899,970            $    154,254
    Trade receivables, net of allowances for returns and
     doubtful accounts of $179.851 and $150.000
     in 1997 and 1996 respectively                                                7,648,486               4,023,298
    Inventory                                                                    43,904,873              15,723,370
    Prepaid expenses and other current assets                                     1,335,292                 588,286
    Deferred tax asset                                                              500,351                  57,176
    Investment in securities                                                        729,286               1,829,532
                                                                               ------------            ------------
       Total current assets                                                    $ 58,018,258            $ 22,375,916
Property, plant and equipment, net                                                3,056,993               2,943,077
Intangible assets, net                                                           17,216,432               3,618,862
Deferred tax asset                                                                  170,939                 306,079
Other assets                                                                      3,050,879                 376,791
                                                                               ------------            ------------
       Total Assets                                                            $ 81,513,501            $ 29,620,725
                                                                               ============            ============
                            Liabilities and Stockholders' Equity

Current Liabilities:
    Short-term notes payable                                                   $ 16,137,836            $  5,157,302
    Current maturities of long-term debt                                            123,402                 211,068
    Accounts payable                                                              1,605,537               1,651,405
    Accrued expenses                                                              2,514,599               1,290,393
    Income taxes payable                                                            489,959                 157,212
    Deferred tax liability                                                           71,990                 173,379
                                                                               ------------            ------------
       Total current liabillties                                               $ 20,943,323            $  8,640,759
Long-term debt, less current maturities                                          16,015,245               2,819,225
                                                                               ------------            ------------
       Total Liabilities                                                       $ 36,958,568            $ 11,459,984


Stockholders' Equity:
    Preferred stock, $.001 par value; 1,000,000 shares authorized;
     none issued                                                                       --                      --
    Common stock, $.001 par value; 20,000,000 shares authorized;
     7,852,081 shares and 3,315,308 shares issued
     and outstanding in 1997 and 1996 respectively                                    7,852                   3,315
    Additional paid-in capital                                                   38,164,973              14,871,559
    Retained earnings                                                             6,613,224               3,012,642
    Net unrealized gain (loss) on investment securities, net                       (231,116)                273,225
                                                                               ------------            ------------
       Total Stockholders' Equity                                              $ 44,554,933            $ 18,160,741
                                                                               ------------            ------------
       Total Liabilities and Stockholders' Equity                              $ 81,513,501            $ 29,620,725
                                                                               ============            ============





      See accompanying notes to consolidated condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)



                                                              Three Months Ended
                                                                    June 30,
                                                       ------------------------------
                                                            1997              1996
                                                        -----------      ------------
Net revenues                                            $ 17,949,910     $  5,917,832

Cost of goods sold                                       (11,807,639)      (3,630,968)
Selling, general and administrative expenses              (1,914,440)        (729,330)
Depreciation and amortization                               (351,279)        (110,631)
                                                        ------------     ------------

Operating income                                        $  3,876,552     $  1,446,903

Interest expense, net of interest income                    (791,764)        (136,033)
                                                        ------------     ------------

    Income before income taxes                          $  3,084,788     $  1,310,870

Income taxes                                              (1,143,574)        (482,461)
                                                        ------------     ------------

    Net income                                          $  1,941,214     $    828,409
                                                        ============     ============
    Net income per share                                $       0.22     $       0.13
                                                        ============     ============
Weighted average number of common shares outstanding       9,036,639        8,050,454
                                                        ============     ============


      See accompanying notes to consolidated condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                             Six Months Ended
                                                                 June 30,
                                                       ------------------------------
                                                            1997            1996
                                                        ------------     ------------
Net Revenues                                            $ 34,415,983     $ 11,188,827

Cost of goods sold                                       (22,534,624)      (7,112,983)
Selling, general and administrative expenses              (3,684,769)      (1,477,431)
Depreciation and amortization                               (640,158)        (215,496)
                                                        ------------     ------------
Operating income                                        $  7,556,432     $  2,382,917

Interest expense, net of interest income                  (1,827,622)        (252,007)
                                                        ------------     ------------

    Income  before income taxes                         $  5,728,810     $  2,130,910

Income tax                                                (2,128,228)        (785,794)
                                                        ------------     ------------

    Net income                                          $  3,600,582     $  1,345,116
                                                        ============     ============
    Net income per share                                $       0.42     $       0.23
                                                        ============     ============
Weighted average number of common shares outstanding       9,208,297        8,050,454
                                                        ============     ============



      See accompanying notes to consolidated condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                      Six Months Ended June 30,
                                                                              --------------------------------------
                                                                                    1997                     1996
                                                                              ------------                ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  3,600,582             $  1,345,116
                                                                              ------------             ------------
Adjustments to reconcile net income to net cash used
     in operating activities:
        Depreciation and amortization                                         $    640,158             $    203,623
        Amortization of deferred financing costs                                   402,586                   11,873
        Deferred income taxes                                                     (114,519)                  23,188

Changes in operating assets and liabilities:
        (Increase) decrease in trade receivables, net                           (2,003,524)               1,006,444
        Increase in inventory                                                     (905,642)              (2,422,167)
        Decrease (increase) in prepaid expenses and other current assets           385,394                 (271,574)
        (Increase) decrease in other assets                                       (212,266)                  31,770
        Decrease in accounts payable                                            (1,576,654)                (618,707)
        Decrease in accrued expenses                                            (1,126,074)                (300,797)
        Increase (decrease) in income taxes payable                                332,747                 (359,894)
                                                                              ------------             ------------
                Net cash used in operating activities                         $   (577,212)            $ (1,351,125)
                                                                              ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of IASI assets                                                       $(25,053,141)                    --
Sale of investment securities                                                      301,000                     --
Purchase of property, plant and equipment                                         (220,107)            $   (788,844)
                                                                              ------------             ------------
                Net cash used in investing activities                         $(24,972,248)            $   (788,844)
                                                                              ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments)/borrowings under line of credit agreements                     $ (3,098,264)            $  2,030,000
Debt proceeds                                                                   21,000,000                  501,221
Debt repayment, including capital lease obligations                             (7,891,646)                (372,271)
Common stock issued                                                             20,794,370                     --
Loans to corporate directors                                                      (200,000)                    --
Deferred financing costs                                                        (1,309,284)                 (24,375)
                                                                              ------------             ------------
                Net cash provided by financing activities                     $ 29,295,176               $2,134,575
                                                                              ------------             ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                            $  3,745,716             $     (5,394)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                       154,254                  210,871
                                                                              ------------             ------------
CASH & CASH EQUIVALENTS, END OF PERIOD                                        $  3,899,970             $    205,477
                                                                              ============             ============


                                  (continued)

     See accompanying notes to consolidated condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (continued)



                                                                                         Six Months Ended June 30,
                                                                                    --------------------------------
                                                                                        1997                 1996
                                                                                    -----------          -----------
Supplemental disclosures of non-cash investing and financing activities:
        IASI assets acquired for warrants                                           $ 1,173,134          $     --
                                                                                    ===========          ===========
        Deferred financing costs paid through the issuance of warrants              $ 1,530,446          $     --
                                                                                    ===========          ===========

Supplemental disclosures of cash flow information:
        Cash paid during the period for:

        Interest                                                                    $   882,061          $   194,301
                                                                                    ===========          ===========
        Income taxes                                                                $ 1,905,285          $ 1,128,500
                                                                                    ===========          ===========
Supplemental disclosures of purchase of IASI assets, net of liabilities:
        Cash                                                                        $    36,709
        Receivables                                                                   1,621,664
        Inventory                                                                    27,275,861
        Prepaid expenses and other current assets                                     1,132,700
        Property, plant and equipment                                                    74,865
        Goodwill                                                                     14,055,172
        Other assets                                                                     26,177
                                                                                    -----------
                Total assets                                                        $44,222,848
                                                                                    ===========

        Accrued expenses                                                            $ 2,350,280
        Accounts payable                                                              1,530,786
        Notes payable                                                                14,078,798
                                                                                    -----------
                Total liabilities                                                   $17,959,864
                                                                                    ===========
                Net acquisition cost                                                $26,262,984

        Less warrants issued to seller                                                1,173,134
                                                                                    -----------

        Cash paid to seller at closing                                              $25,089,850

        Less cash acquired                                                               36,709
                                                                                    -----------

                Net cash used in acquisition                                        $25,053,141
                                                                                    ===========


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

      In the opinion of management of the Company, the consolidated condensed financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the consolidated condensed financial position of Kellstrom Industries, Inc. as of June 30, 1997, and the consolidated condensed results of earnings for the three and six month periods ended June 30, 1997 and 1996 and the consolidated condensed statements of cash flows for the six month periods ended
      June 30, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - ACQUISITION

      On January 15, 1997, the Company through its 100% subsidiary, IASI, Inc., completed the acquisition of substantially all of the assets and assumed certain of the liabilities of International Aircraft Support, L.P. ("IASI"), a California limited partnership, for a cash purchase consideration of $25.1 million and issued warrants, with an expiration date of two years from January 15, 1997, to purchase 500,000 shares of the Company's Common Stock, par value $.001 per share (the "Common Stock") at $9.25 per share. The acquisition was financed through the issuance of $15 million in senior subordinated debt and warrants, along with the proceeds of a $6 million subordinated bridge loan and warrants ("Bridge Loan") with the balance from the Company's working capital. The acquisition was accounted for using the purchase method of accounting for business combinations. The Company also assumed IASI's existing debt including IASI's various credit facilities, which provided for credit up to a maximum of approximately $20 million as of the date of the acquisition. The Bridge Loan matured on April 15, 1997 and was paid in full by the Company. The interest rate on the Bridge Loan was 10% and, additionally, 85,625 warrants that are exercisable at $10 and expire on April 15, 2000 were issued to the Bridge Loan lenders. The interest rate on the $15 million senior subordinated debt is 11.75%, payable semi-annually. Additionally, 305,660 warrants were issued to this lender, such warrants are exercisable at $10 and expire on January 15, 2004. Principal on this debt is payable in three equal annual installments beginning January 15, 2002.

NOTE 3 - STOCKHOLDERS' EQUITY

      The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

      The Company is authorized to issue 20,000,000 shares of Common Stock. At June 30, 1997 and December 31, 1996, the Company had 7,852,081 and 3,315,308 shares of Common Stock outstanding respectively.

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

      At June 30, 1997 and December 31, 1996, the Company had 1,332,530 and 4,576,510 warrants outstanding respectively. On February 4, 1997 the Company called its publicly traded warrants (the "Public Warrants") pursuant to their terms. There were 4,166,510 Public Warrants outstanding at December 31, 1996. The Company received proceeds of $22,961,950 from the exercise of Public Warrants during the period from October 1, 1996 to March 21, 1997.

      At June 30, 1997 and December 31, 1996 the Company had 0 and 200,000 unit purchase options outstanding respectively. Each unit purchase option entitled the holder to the purchase of one unit for $7.62 per unit. Each unit consisted of one share of the Company's common stock, $.001 par value, and two warrants (such warrants are exercisable as previously defined). These unit purchase options were exercisable commencing on April 11, 1995 and expiring on April 11, 1999. During the second quarter, pursuant to a negotiated agreement with the Company, 170,000 unit purchase options were exercised for 351,000 common shares and $0 in proceeds.

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

NOTE 5 - ACCOUNTING PRONOUNCEMENTS

      In February 1997, Statement of Financial Accounting Standard (SFAS)
      No. 128, "Earnings per Share" was released and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early application of this Statement is not permitted. Subsequent to the effective date, all prior-period earnings per share data presented will be restated to conform with the provisions of this Statement. The following presents the pro forma earnings per share amounts computed using this Statement.


                                           Three Months Ended
                                                June 30,
                                      -----------------------------
                                         1997             1996
                                      ------------    -------------
      Basic EPS                       $        .26    $         .29

      Diluted EPS                     $        .22    $         .17


                                     For the Three Month Period Ended
                                               June 30, 1997
                                     --------------------------------
                                   Income         Shares         Per-Share
                                 (Numerator)    (Denominator)      Amount
                                 -----------    -------------    ---------
Net Income                       $1,941,214

Basic EPS
     Income available to
     common stockholders         $1,941,214       7,558,921      $     .26

Effect of Dilutive Securities
     Warrants                                       722,155
     Options                                        666,203

Diluted EPS
     Income available to
     common stockholders
     + assumed conversions       $1,941,214       8,947,279      $     .22







                                      For the Three Month Period Ended
                                                June 30, 1996
                                 -----------------------------------------
                                   Income         Shares         Per-Share
                                 (Numerator)    (Denominator)      Amount
                                 -----------    -------------    ---------
Net Income                      $   828,409

Basic EPS
     Income available to
     common stockholders        $   828,409       2,881,818      $     .29

Effect of Dilutive Securities
     Warrants                                     1,688,427
     Options                                         80,811
     Unit Purchase Options                          137,565

Diluted EPS
     Income available to common
     stockholders + assumed
     conversions                $   828,409       4,788,621     $      .17



                                            Six Months Ended
                                                 June 30,
                                      -----------------------------
                                         1997             1996
                                      ------------    -------------
      Basic EPS                       $        .53    $         .47

      Diluted EPS                     $        .42    $         .31



                                     For the Six Month Period Ended
                                             June 30, 1997
                                 -----------------------------------------
                                   Income         Shares         Per-Share
                                 (Numerator)    (Denominator)      Amount
                                 -----------    -------------    ---------
Net Income                       $ 3,600,582

Basic EPS
     Income available to
     common stockholders         $ 3,600,582      6,758,977     $      .53

Effect of Dilutive Securities
     Warrants                                       859,272
     Options                                        793,174
     Unit Purchase Options                          140,568

Diluted EPS
     Income available to common
     stockholders + assumed
     conversions                 $ 3,600,582      8,551,991     $      .42





                                      For the Six Month Period Ended
                                               June 30, 1996
                                 -----------------------------------------
                                   Income         Shares         Per-Share
                                 (Numerator)    (Denominator)      Amount
                                 -----------    -------------    ---------
Net Income                       $ 1,345,116

Basic EPS
     Income available to
     common stockholders         $ 1,345,116      2,881,818     $      .47

Effect of Dilutive Securities
     Warrants                                     1,351,967
     Options                                         64,161
     Unit Purchase Options                          111,518

Diluted EPS
     Income available to common
     stockholders + assumed
     conversions                 $ 1,345,116      4,409,464     $      .31


      In June 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS
      No. 131, "Disclosures About Segments of an Enterprise and Related
      Information" were issued and are effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. Currently, the Company is evaluating the effects these Statements will have on its financial reporting and disclosures.




PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF EARNINGS - UNAUDITED

Set forth herein is the unaudited consolidated condensed statement of earnings, for the six month period ended June 30, 1997, and the unaudited pro forma consolidated condensed statement of earnings, for the six month period ended June 30, 1996, assuming that the acquisition of substantially all of the assets and certain liabilities of IASI had been consummated on January 1, 1996. An unaudited pro forma consolidated condensed statement of earnings for the six month period ended June 30, 1997 was not deemed necessary as the actual results for the six month period adequately reflect the operations of the combined entity for the entire period, since the acquisition was completed on January 15, 1997.

                           KELLSTROM INDUSTRIES, INC.
       ACTUAL and PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                              Six Months Ended
                                                        ------------------------------
                                                        June 30, 1997    June 30, 1996
                                                                           Pro Forma
                                                           Actual          Combined
                                                        ------------    --------------
Net Revenues                                            $ 34,415,983     $ 23,720,862

Cost of goods sold                                       (22,534,624)     (14,799,815)
Selling, general and administrative expenses              (3,684,769)      (2,463,096)
Depreciation and amortization (including goodwill)          (640,158)        (586,530)
                                                        ------------     ------------

    Operating income                                    $  7,556,432     $  5,871,421

Interest income (expense)                                 (1,827,622)      (1,605,940)
                                                        ------------     ------------

    Income before income taxes                          $  5,728,810     $  4,265,481

Income tax expense                                        (2,128,228)      (1,599,554)
                                                        ------------     ------------

    Net income                                          $  3,600,582     $  2,665,927
                                                        ============     ============
    Net income per share                                $       0.42     $       0.33
                                                        ============     ============

Weighted average number of common shares outstanding       9,208,297        8,132,370
                                                        ============     ============



                See accompanying notes to consolidated condensed and pro forma consolidated condensed statements of earnings

                           KELLSTROM INDUSTRIES, INC.
                PRO FORMA COMBINED CONDENSED STATEMENT OF EARNINGS
                                   (Unaudited)



                                                                                Six Months Ended June 30, 1996
                                                              --------------------------------------------------------------------
                                                                          HISTORICAL               PRO FORMA       PRO FORMA
                                                                KELLSTROM          IASI           ADJUSTMENTS      COMBINED
                                                              -----------------------------     -------------    ----------------

Net Revenues                                                  $ 11,188,827     $ 12,854,940     $   (322,905)    $ 23,720,862

Cost of goods sold                                              (7,112,983)      (7,509,029)         248,588      (14,799,815)
                                                                                                    (426,391)
Selling, general and administrative expenses                    (1,477,431)      (1,332,403)         346,738       (2,463,096)
Depreciation and amortization (including goodwill)                (215,496)        (452,391)        (345,034)        (586,530)
                                                                                                     426,391
                                                              ------------     ------------     ------------     ------------
    Operating income                                          $  2,382,917     $  3,561,117     $    (72,613)    $  5,871,421

Interest income (expense)                                         (252,007)        (576,534)      (1,309,249)      (1,605,940)
                                                                                                     531,850
                                                              ------------     ------------     ------------     ------------
    Income before income taxes                                $  2,130,910     $  2,984,583     $   (850,012)    $  4,265,481

Income tax expense                                                (785,794)               0         (813,760)      (1,599,554)
                                                              ------------     ------------     ------------     ------------

    Net income                                                $  1,345,116     $  2,984,583     $ (1,663,772)    $  2,665,927
                                                              ============     ============     ============     ============

    Net income per share                                      $       0.23                                       $       0.33
                                                              ============                                       ============

Weighted average number of common shares outstanding             8,050,454                                          8,132,370
                                                              ============                                       ============



                       See accompanying notes to pro forma
                  consolidated condensed statement of earnings

                           KELLSTROM INDUSTRIES, INC.
          NOTES TO PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                   (Unaudited)

NOTES TO PRO FORMA STATEMENT OF EARNINGS
(A) For purposes of presenting the pro forma condensed combined statement of earnings, the following adjustments have been made:



                                                                                        Six Months Ended
                                                                                          June 30, 1996
                                                                                       -------------------

Increase (decrease) to income:

Decrease in net revenues due to intercompany sales                                       $  (322,905)
Decrease in COGS due to intercompany sales                                                   248,588
Reclassification entry to conform with current Kellstrom presentation                       (426,391)
Decrease in IASI selling, general and administrative expenses due to the elimination
     of pension plan, bonus program and overall consolidation of functions                   346,738
Amortization of goodwill related to IASI acquisition                                        (345,034)
Reclassification entry to conform with current Kellstrom presentation                        426,391
Interest expense on acquisition debt                                                      (1,309,249)
Reduction of bank interest expense - exercise of warrants                                    531,850
                                                                                         -----------
                                                                                         $  (850,012)
To adjust pro forma tax provision to 37% of income before taxes                             (813,760)
                                                                                         -----------
     Net Adjustment                                                                      $(1,663,772)
                                                                                         ===========

                           KELLSTROM INDUSTRIES, INC.

        NOTES TO PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                   (Unaudited)

(B) The following table reconciles net income to the amount used for purposes of determining net income per share under the modified treasury stock method:



                                                         Six Months Ended
                                                              June 30
==================================================================================
                                                          Actual      Pro Forma
                                                           1997          1996
----------------------------------------------------------------------------------
Net income                                               $3,600,582    $2,665,927
Adjustments to pro forma net income for proceeds
from exercise of common stock equivalents:
   Elimination of interest expense (net of tax)             259,319             0
----------------------------------------------------------------------------------
Adjusted net income                                      $3,859,901    $2,665,927

Weighted average actual common shares outstanding         6,758,977     6,325,487
Weighted average common stock equivalents outstanding     2,449,320     1,806,883
----------------------------------------------------------------------------------
Weighted average shares outstanding                       9,208,297     8,132,370
----------------------------------------------------------------------------------
Earnings per share                                       $      .42    $      .33
==================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

        This Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company's business, financial condition and results of operations. The words "estimate," "project," "intend," "expect," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements, including those described below. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        On January 15, 1997, the Company, through its wholly-owned subsidiary, IASI, Inc., completed the acquisition of substantially all of the assets and certain liabilities of IASI for $25.1 million in cash and warrants to purchase 500,000 shares of Common Stock at $9.25 per share. The warrants expire in January 1999.

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

Results of Operations.

         The Company reported revenues increased by 203% to $17,949,910 in the second quarter of 1997, compared with $5,917,832 in last year's second quarter. Revenues increased by 208% to $34,415,983 in the first half of 1997, compared with $11,188,827 in the first half of 1996. The increase in net revenues is due primarily to revenues from the IASI operation coupled with internal growth due to additional inventory availability as a result of proceeds received from the exercise of the Public Warrants which were called during the first quarter and increases in working capital made available from the Company's combined bank credit facilities.

Also contributing to the increase in net revenues is the expansion of the Company's sales department, which resulted in sales growth to existing customers and expansion of the Company's customer base as a result of the IASI acquisition.

        Operating income increased by 168% to $3,876,552 in the second quarter of 1997, compared with $1,446,903 in last year's second quarter. Operating income increased by 217% to $7,556,432 in the first half of 1997, compared with $2,382,917 in the first half of 1996.

        Net income in the second quarter of 1997 increased by 134% to $1,941,214, or $0.22 per common share, compared with $828,409, or $0.13 per common share, in the second quarter of 1996. In the first half of 1997, net income increased by 168% to $3,600,582, or $0.42 per common share, compared with $1,345,116, or $0.23 per common share, in the first half of 1996.

        Gross margins increased by 169% to $6,142,271 in the second quarter of 1997, compared with $2,286,864 in last year's second quarter. Gross margins increased by 192% to $11,881,359 in the first half of 1997, compared with $4,075,844 in the first half of 1996. Gross margins, as a percentage of net revenue, were slightly lower in 1997 due to unusually high gross margins during the second quarter of 1996, resulting in margins of 34.5% for the first six months of 1997 compared with 36.4% for the corresponding period in 1996.

        Total selling, general and administrative expenses increased to $1,914,440 and $3,684,769 for the three and six month periods ended June 30, 1997 respectively, from $729,330 and $1,477,431 for the year ago periods, but significantly decreased as a percentage of net revenues for both periods. The increase in these expenses was primarily the result of 1) expenses related to the continuing operations of IASI, 2) continued expansion of the Company's sales and warehouse operations in order to support a higher level of revenue and a corresponding greater number of whole engine and engine component transactions and 3) the addition of marketing and management personnel necessary to achieve and administer the revenue growth opportunities that are available due to the Company's expanded level of inventory investment. Additionally, the integration of the Kellstrom and IASI businesses is complete and the increased synergies from the acquisition should continue and contribute to overhead reduction as a percentage of net revenues for the remainder of 1997.

        Depreciation and amortization expense increased to $351,279 and $640,158 for the three and six month periods ended June 30, 1997 respectively, from $110,631 and $215,496 for the year ago periods, and remained essentially flat as a percentage of net revenues for both periods. The increase in depreciation and amortization is primarily the result of amortization of goodwill related to the IASI acquisition, as well as purchases of property, plant and equipment since June 30, 1996.

        Interest expense (net of interest income) increased to $791,764 and $1,827,622 for the three and six month periods ended June 30, 1997 respectively, from $136,033 and $252,007 for the year ago periods due to interest expense and related costs from the $21 million of debt related to the acquisition of IASI, as well as, interest expense related to the existing debt of IASI.
Further increases in interest expense can be anticipated during the remainder of 1997 as the Company expects to continue to expand its inventory levels and facilities to support future growth in operations and to the extent the Company expects to complete acquisitions funded by debt. There can be no assurance, however, that the Company's operations will expand or that it will complete any material acquisitions.

        Net income per share is reported based upon the weighted average of the common shares outstanding along with the inclusion of the effect of the dilutive securities outstanding during the periods using the modified treasury stock method in accordance with generally accepted accounting principles. The effect of this is to increase the weighted average number of common shares outstanding from 7,558,921 to 9,036,639 for the three months ended June 30, 1997, from 6,758,977 to 9,208,297 for the six months ended June 30, 1997, and from 2,881,818 to 8,050,454 shares for the three and six months ended June 30, 1996. This increase to the number of common shares deemed outstanding was due to the Company's outstanding options and warrants to purchase shares of common stock having an exercise price of less than the market price which were, therefore, deemed outstanding.

Liquidity and Capital Resources.

        The Company's working capital was $37,074,935 as of June 30, 1997, an increase of $23,339,778 since December 31, 1996. The principal reasons for the increase in working capital were the increase in inventories stemming from both internal growth and the acquisition of IASI, coupled with the increase in cash resulting from the exercise of the Company's Public Warrants.

        Total debt at June 30, 1997 was $32,276,483, compared with $8,187,595 at December 31, 1996. The Company had contractual lines of credit totaling $55,000,000 at June 30, 1997, of which $19,150,604 million was unused and available.

        Cash flow used in operating activities in the first six months of 1997 was $577,212, compared with $1,351,125 in the same period last year. The decrease resulted primarily from higher net income for the period, offset by an increase in cash required for working capital due mainly to an increase in accounts receivable. The primary sources of funds utilized by the Company were from certain debt proceeds and the exercise of the Company's Public Warrants. The primary uses of funds were for the purchase of all assets and certain liabilities of IASI ($25,053,141) and financing costs associated with the acquisition ($1,309,284).

        The Company's acquisition of IASI was primarily financed through the issuance of $15,000,000 in senior subordinated debt (the "Senior Debt") and warrants, as well as the proceeds of a $6,000,000 subordinated bridge loan ("Bridge Loan") and warrants with the balance from the Company's working capital. The Company also assumed IASI's existing debt, including various credit facilities with Union Bank of California ("Union Bank") secured by IASI's assets, which facilities provided for credit of up to a maximum of approximately $20,000,000 as of the date of the acquisition. The amount of credit outstanding, as of the date of acquisition and June 30, 1997 was $14,078,798 and $0 respectively. Interest on the credit facilities accrued daily and ranged from
 .50% to 1.00% above Union Bank's prime rate, and was payable monthly.

        The Senior Debt is held by The Equitable Life Assurance Society of the United States ("Equitable"). The interest rate on the Senior Debt is 11.75% per annum, payable semi-annually. Additionally, warrants to purchase 305,660 shares of Common Stock were issued to Equitable. The warrants are exercisable at $10 per share and expire on January 15, 2004. Principal on this debt is payable in three equal installments beginning January 15, 2002. An advance principal payment of up to $3,750,000 is permitted (along with a prepayment penalty of 1%) prior to December 31, 1998 from the proceeds of the exercise of the Company's Public Warrants. It is management's current intention that such an advance payment will be made during this advance payment period. Moreover, the Company may, at its option, redeem up to $4,500,000 (along with a prepayment penalty of 1%) of principal amount of Senior Debt concurrently or within five days after the occurrence of any public offering of the Company's Common Stock as long as the principal balance of the debt is not reduced below $10,500,000. The balance due at June 30, 1997 on the Senior Debt was $15,000,000.

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

        The $1,015,245 first mortgage (including a $750,000 construction/mortgage loan) held by BankAtlantic and secured by the Company's office and warehouse facilities remains in place. The interest on the mortgage is 10.49% per annum. Principal and interest are payable in monthly installments of $20,238. Principal is amortized over a ten-year period with a final payment of $20,238 due May 2005.

        The Company entered into certain short-term engine leases during 1996 and acquired certain other engines under lease as part of the IASI acquisition. The Company continues to believe this activity should allow it to liquidate the remaining maintenance value of jet engines on a profitable basis by realizing both rental income as well as maintenance reserve fees charged to the Company's engine lease customers for their utilization of such engines. Upon the full consumption of the remaining maintenance value in each engine, the Company will evaluate the engine's condition in order to determine if such engine should be refurbished or should be disassembled into piece parts in support of the Company's parts supply business. These leases are accounted for as operating leases.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             (1) Exhibit 27 -- Financial Data Schedule

         (b) Reports on Form 8-K.

             No reports on Form 8-K were filed during the second quarter of 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 1997                   KELLSTROM INDUSTRIES, INC.
                                  (Registrant)


                                   / s / John S. Gleason
                                  --------------------------------
                                  John S. Gleason
                                  Executive Vice President
                                  Chief Financial Officer
                                  and Treasurer