Form 10QSB
period 1997-09-30
KELLSTROM INDUSTRIES INC
filed 1997-11-12
CIK 918275

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

YES   X     NO ____

         State the number of shares of common stock outstanding as of November 7, 1997: 7,878,774 shares. Transitional Small Business Disclosure Format (check one):

YES ___      NO      X

                           KELLSTROM INDUSTRIES, INC.

                          QUARTERLY REPORT FORM 10-QSB

                                      INDEX

                                                                    Page
                                     PART I



Item 1 -  Financial Statements:

          Consolidated Condensed Balance Sheets                       3

          Consolidated Condensed Statements of Earnings               4

          Consolidated Condensed Statements of Cash Flows             6

          Notes to Consolidated Condensed Financial Statements        9

          Pro Forma Consolidated Condensed Statements of Earnings     12

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations               17


                                     PART II


Item 6 -  Exhibits and Reports on Form 8-K                            22

          Signatures                                                  23

ITEM I FINANCIAL STATEMENTS

                           KELLSTROM INDUSTRIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                         (Unaudited)
                                                                      September 30, 1997   December 31, 1996
                                                                      ------------------   -----------------

                         ASSETS
Current Assets:
     Cash and cash equivalents                                         $     702,907        $     154,254
     Trade receivables, net of allowances for returns and
       doubtful accounts of $187,021 and $150,000 in 1997
       and 1996 respectively                                               6,884,086            4,023,298
     Inventory                                                            52,274,559           15,723,370
     Prepaid expenses and other current assets                             3,176,858              588,286
     Deferred tax asset                                                      315,608               57,176
     Investment in securities                                                906,518            1,829,532
                                                                       -------------        -------------

          Total current assets                                         $  64,260,536        $  22,375,916

Property, plant and equipment, net                                         3,224,870            2,943,077
Intangible assets, net                                                    31,181,734            3,618,862
Deferred tax asset                                                           202,409              306,079
Other assets                                                               2,774,817              376,791
                                                                       -------------        -------------

          Total Assets                                                 $ 101,644,366        $  29,620,725
                                                                       =============        =============
               LIABILLTIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Short-term notes payable                                         $  28,970,063        $   5,157,302
      Current maturities of long-term debt                                 3,883,652              211,068
      Accounts payable                                                     6,791,309            1,651,405
      Accrued expenses                                                     1,756,970            1,290,393
      Income taxes payable                                                   369,526              157,212
      Deferred tax liability                                                  70,175              173,379
                                                                        -------------       -------------

           Total current liabilities                                   $  41,841,695        $   8,640,759

Long-term debt, less current maturities                                   12,225,958            2,819,225
                                                                       -------------        -------------

           Total Liabilities                                           $  54,067,653        $  11,459,984

Stockholders' Equity:
      Preferred stock, $.001 par value; 1,000,000 shares authorized;
        none issued                                                              ---                  ---
      Common stock, $.001 par value; 20,000,000 shares authorized
        7,878,774 shares and 3,315,308 shares issued
        and outstanding in 1997 and 1996 respectively                          7,879                3,315
      Additional paid-in capital                                          38,682,589           14,871,559
      Retained earnings                                                    8,939,876            3,012,642
      Net unrealized gain (loss) on investment securities, net               (53,631)             273,225
                                                                       -------------        -------------

          Total Stockholders' Equity                                   $  47,576,713        $  18,160,741
                                                                       -------------        -------------

          Total Liabilities and Stockholders' Equity                   $ 101,644,366        $  29,620,725
                                                                       =============        =============




     See accompanying notes to consolidated condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)




                                                                   Three Months Ended
                                                                       September 30,
                                                                       -------------
                                                            1997                        1996
                                                       ------------                ------------

Net revenues                                           $ 20,352,441                $  6,462,088

Cost of goods sold                                      (13,121,265)                 (4,011,950)
Selling, general and administrative expenses             (2,310,679)                   (915,790)
Depreciation and amortization                              (345,382)                   (322,608)
                                                       ------------                ------------

Operating income                                       $  4,575,115                $  1,211,740

Interest expense, net of interest income                   (834,516)                   (160,734)
                                                       ------------                ------------

     Income before income taxes                        $  3,740,599                $  1,051,006


Income taxes                                             (1,413,947)                   (388,873)
                                                       ------------                ------------

     Net income                                        $  2,326,652                $    662,133
                                                       ============                ============

     Net income per share                              $       0.25                $       0.11
                                                       ============                ============

Weighted average number of common shares outstanding      9,300,180                   8,050,454
                                                       ============                ============






     See accompanying notes to consolidated condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                     Nine Months Ended
                                                                       September 30,
                                                                       -------------
                                                            1997                        1996
                                                       ------------                ------------

Net revenues                                           $ 54,768,424                $ 17,650,915


Cost of goods sold                                      (35,655,889)                (11,124,932)
Selling, general and administrative expenses             (5,995,448)                 (2,393,222)
Depreciation and amortization                              (985,540)                   (526,231)
                                                       ------------                ------------

Operating income                                       $ 12,131,547                $  3,606,530

Interest expense, net of interest income                 (2,662,138)                   (424,613)
                                                       ------------                ------------

     Income before income taxes                        $  9,469,409                $  3,181,917


Income taxes                                             (3,542,175)                 (1,174,667)
                                                       ------------                ------------

     Net income                                        $  5,927,234                $  2,007,250
                                                       ============                ============

     Net income per share                              $       0.67                $       0.34
                                                       ============                ============

Weighted average number of common shares outstanding      9,238,851                   8,050,454
                                                       ============                ============




      See accompanying notes to consolidated condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                         1997              1996
                                                                                    -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $   5,927,234      $  2,007,250
                                                                                    -------------      ------------

Adjustments to reconcile net income to net cash used
  in operating activities:
          Depreciation and amortization                                             $     985,540      $    526,231
          Amortization of deferred financing costs                                        537,347            16,226
          Deferred income taxes                                                           (68,158)           93,968

Changes in operating assets and liabilities:
          Decrease in trade receivables, net                                              912,940           819,354
          (Increase) in inventory                                                      (4,161,389)       (3,080,314)
          (Increase) in prepaid expenses and other current assets                      (1,096,919)          (94,622)
          (Increase) decrease in other assets                                             (67,702)           23,771
          Increase in accounts payable                                                    447,798           255,028
          (Decrease) in accrued expenses                                               (2,122,506)         (288,232)
          Increase (decrease) in income taxes payable                                     212,314          (442,601)
                                                                                    -------------      ------------

                    Net cash provided by/(used in) operating activities             $   1,506,499      $   (163,941)
                                                                                    -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of IASI assets                                                             $ (25,053,141)     $        ---
Purchase of Aero Support assets                                                        (2,656,289)              ---
Sale of investment securities                                                             406,350               ---
Purchase of engines held under operating leases                                               ---        (3,250,000)
Purchases of property, plant and equipment                                               (404,314)       (1,070,468)
                                                                                    -------------      ------------
                    Net cash (used in) investing activities                         $ (27,707,394)     $ (4,320,468)
                                                                                    -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit agreements                                      $   3,547,019      $        ---
Debt proceeds                                                                          21,000,000        15,982,662
Debt repayment, including capital lease obligations                                   (16,920,143)      (11,264,354)
Common stock issued                                                                    20,794,371               ---
Loans to corporate directors                                                             (362,415)              ---
Deferred financing costs                                                               (1,309,284)              ---
Other                                                                                         ---           (24,375)
                                                                                    -------------      ------------

                    Net cash provided by financing activities                       $  26,749,548      $  4,693,933
                                                                                    -------------      ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                  $     548,653      $    209,524

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                              154,254           210,871
                                                                                    -------------      ------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                              $     702,907      $    420,395
                                                                                    =============      ============


                                  (continued)
     See accompanying notes to consolidated condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (continued)






                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                         1997              1996
                                                                                    -------------      ------------

Supplemental disclosures of non-cash investing and financing activities:
          IASI assets acquired for warrants                                         $   1,173,134      $        ---
                                                                                    =============      ============

          Deferred financing costs paid through the issuance of warrants            $   1,530,446      $        ---
                                                                                    =============      ============

          Aero Support assets acquired for warrants                                 $     680,058      $        ---
                                                                                    =============      ============


Supplemental disclosures of cash flow information:
          Cash paid during the period for:

          Interest                                                                  $   2,166,546      $    325,831
                                                                                    =============      ============

          Income taxes                                                              $   3,394,999      $  1,529,935
                                                                                    =============      ============


Supplemental disclosures of purchase of IASI assets, net of liabilities:
         Cash                                                                       $      36,709
         Receivables                                                                    1,621,664
         Inventory                                                                     27,275,861
         Prepaid expenses and other current assets                                      1,132,400
         Property, plant and equipment                                                     74,865
         Goodwill                                                                      14,055,172
         Other assets                                                                      26,177
                                                                                    -------------
                           Total assets                                             $  44,222,848
                                                                                    =============
         Accrued expenses                                                           $   2,350,280
         Accounts payable                                                               1,530,786
         Notes payable                                                                 14,078,798
                                                                                    -------------
                           Total liabilities                                        $  17,959,864
                                                                                    =============

                           Net acquisition cost                                     $  26,262,984

         Less warrants issued to seller                                                 1,173,134
                                                                                    -------------

         Cash paid to seller at closing                                             $  25,089,850

         Less cash acquired                                                                36,709
                                                                                    -------------

                           Net cash used in acquisition                             $  25,053,141
                                                                                    =============

                                  (continued)
     See accompanying notes to consolidated condensed financial statements

                           KELLSTROM INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (continued)





                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                         1997              1996
                                                                                    -------------      ------------
Supplemental disclosures of purchase of Aero Support assets, net of liabilities:
          Cash                                                                       $    426,929
          Receivables                                                                   2,152,064
          Inventory                                                                     5,091,063
          Prepaid expenses and other current assets                                       359,253
          Property, plant and equipment                                                    37,926
          Goodwill                                                                     13,198,554
          Intangible - non compete                                                      1,080,000
          Other assets                                                                      4,014
                                                                                     ------------
                     Total assets                                                    $ 22,349,803
                                                                                     ============

          Accrued expenses                                                           $    238,803
          Accounts payable                                                              3,161,320
          Notes payable - Bank                                                          3,498,537
                                                                                     ------------
                     Total liabilities                                               $  6,898,660
                                                                                     ============

                     Net acquisition cost                                            $ 15,451,143

          Less warrants issued to sellers                                                 680,058

          Less notes payable to sellers                                                11,687,867
                                                                                     ------------

          Cash paid to sellers at closing                                            $  3,083,218

          Less cash acquired                                                              426,929
                                                                                     ------------

                     Net cash used in acquisition                                    $  2,656,289
                                                                                     ============

     See accompanying notes to consolidated condensed financial statements

                                       8








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

        In the opinion of management of the Company, the consolidated condensed financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the consolidated condensed financial position of Kellstrom Industries, Inc.
        as of September 30, 1997, and the consolidated condensed results of earnings for the three and nine month periods ended September 30, 1997 and 1996 and the consolidated condensed statements of cash flows for the nine month periods ended September 30, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - ACQUISITIONS

        On January 15, 1997, the Company through its 100% subsidiary, IASI,
        Inc., completed the acquisition of substantially all of the assets and assumed certain of the liabilities of International Aircraft Support, L.P. ("IASI"), a California limited partnership, for a cash purchase consideration of $25.1 million and issued warrants, with an expiration date of two years from January 15, 1997, to purchase 500,000 shares of the Company's Common Stock, par value $.001 per share (the "Common
        Stock") at $9.25 per share. The acquisition was financed through the issuance of $15 million in senior subordinated debt and warrants, along with the proceeds of a $6 million subordinated bridge loan and warrants
        ("Bridge Loan") with the balance from the Company's working capital. The acquisition was accounted for using the purchase method of accounting for business combinations. The Company also assumed IASI's existing debt including IASI's various credit facilities, which provided for credit up to a maximum of approximately $20 million as of the date of the acquisition. The Bridge Loan matured on April 15, 1997 and was paid in full by the Company. The interest rate on the Bridge Loan was 10% and, additionally, 85,625 warrants that are exercisable at $10 and expire on April 15, 2000 were issued to the Bridge Loan lenders. The interest rate on the $15 million senior subordinated debt is 11.75%, payable semi-annually. Additionally, 305,660 warrants were issued to this lender, such warrants are exercisable at $10 and expire on January 15, 2004. Principal on this debt is payable in two equal annual installments beginning January 15, 2002 and a final payment in the amount of $1,250,000 payable on January 15, 2004.

        On September 10, 1997, the Company through its 100% subsidiary, Aero
        Support Holdings, Inc., completed the acquisition of substantially all of the assets and assumed certain of the liabilities of Aero Support
        U.S.A. Inc. ("Aero Support") for $2.1 million in cash and $11.7 million in short-term notes payable, plus 3-5 year warrants to purchase up to 250,000 shares of the Company's Common Stock, par value $.001 per share, at an exercise price of $19.00-$22.00 per share. Some additional cash consideration may be paid to the sellers (all of whom will continue with Aero Support Holdings, Inc.) in the form of an earn-out payable over three years based upon the future profits of the subsidiary. The Company funded the cash portion of the purchase price from its current banking facility. The acquisition was accounted for using the purchase method of accounting for business combinations.

NOTE 3 - SUBSEQUENT EVENT

        On October 10, 1997, the Company issued $50 million of 5.75%
        Convertible Subordinated Notes (the "144A Notes") due October 15, 2002, under Rule 144A of the Securities Act of 1933, as amended, with interest payable semiannually commencing April 15, 1998. The 144A
        Notes are convertible into 1,818,181 shares of Common Stock at $27.50 at any time prior to maturity. The 144A Notes are not redeemable by the Company prior to October 15, 2000. These 144A Notes were issued in an offering not registered or required to be registered under the U.S. Securities Act of 1933, and therefore were offered only to "qualified institutional buyers" and "accredited investors" as defined by the applicable SEC regulations.

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

                                        9







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


                                                    Three Months Ended
                                                       September 30,
                                                    1997            1996
                                                  ----------      ---------
Basic EPS                                          $ .30                $ .23
Diluted EPS                                        $ .25                $ .14

                                                 For the Three Month Period Ended September 30,
                                                                        1997
                                                                        ----
                                                 Income                Shares               Per-Share
                                              (Numerator)          (Denominator)              Amount
                                              -----------          -------------            ----------
Net Income                                    $ 2,326,652

Basic EPS
     Income available to
     common stockholders                      $ 2,326,652             7,850,976                $ .30
Effect of Dilutive Securities
     Warrants                                                           681,687
     Options                                                            767,517
Diluted EPS
     Income available to common
     stockholders + assumed conversions       $ 2,326,652             9,300,180                $  .25

                                               For the Three Month Period Ended September 30,
                                                                        1996
                                                                        ----
                                                 Income                Shares               Per-Share
                                              (Numerator)          (Denominator)              Amount
                                              -----------          -------------            ----------
Net Income                                    $   662,133
Basic EPS
     Income available to
     common stockholders                      $   662,133             2,881,818                $ .23
Effect of Dilutive Securities
     Warrants                                                         1,737,674
     Options                                                             83,801
     Unit Purchase Options                                              144,635
Diluted EPS
     Income available to common
     stockholders + assumed conversions       $   662,133             4,847,928                $ .14



                                                             Nine Months Ended
                                                                September 30,
                                                         1997                   1996
                                                    -------------           --------------
                                                       $  .83                  $  .70
Basic EPS
                                                       $  .67                  $  .44
Diluted EPS
                                                  For the Nine Month Period Ended September 30,
                                                                   1997
                                                                   ----
                                                 Income                Shares               Per-Share
                                              (Numerator)          (Denominator)              Amount
                                              -----------          -------------            ---------
Net Income                                    $ 5,927,234
Basic EPS
     Income available to
     common stockholders                      $ 5,927,234             7,122,903              $ .83
Effect of Dilutive Securities
     Warrants                                                           787,595
     Options                                                            797,103
     Unit Purchase Options                                               93,712
Diluted EPS
     Income available to common
     stockholders + assumed conversions       $ 5,927,234             8,801,313              $ .67

                                                  For the Nine Month Period Ended September 30,
                                                                        1996
                                                                        -----
                                                 Income                Shares               Per-Share
                                              (Numerator)          (Denominator)              Amount
                                              -----------          -------------            ----------
Net Income                                    $ 2,007,250
Basic EPS
     Income available to
     common stockholders                      $ 2,007,250             2,881,818              $ .70
Effect of Dilutive Securities
     Warrants                                                         1,480,477
     Options                                                             71,137
     Unit Purchase Options                                              122,187
Diluted EPS
     Income available to common
     stockholders + assumed conversions       $ 2,007,250             4,555,619              $ .44


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

PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF EARNINGS - UNAUDITED

Set forth herein is the unaudited consolidated condensed statement of earnings, for the nine month period ended September 30, 1997, and the unaudited pro forma consolidated condensed statement of earnings, for the nine month period ended September 30, 1996, assuming that the acquisition of substantially all of the assets and certain liabilities of IASI had been consummated on January 1, 1996. An unaudited pro forma consolidated condensed statement of earnings for the nine month period ended September 30, 1997 was not deemed necessary as the actual results for the nine month period adequately reflect the operations of the combined entity for the entire period, since the acquisition was completed on January 15, 1997.

                          KELLSTROM INDUSTRIES, INC.
       ACTUAL and PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                    ------------------
                                                      September 30, 1997          September 30, 1996
                                                      ------------------          ------------------
                                                                                        Pro Forma
                                                            Actual                      Combined
                                                     -------------------          ------------------
Net revenues                                               $54,768,424             $ 35,607,171

Cost of goods sold                                         (35,655,889)             (22,161,301)

Selling, general and administrative expenses                (5,995,448)              (3,871,571)
Depreciation and amortization                                 (985,540)              (1,097,465)
                                                          -------------           ---------------
    Operating income                                       $12,131,547             $  8,476,834

Interest expense, net of interest income                    (2,662,138)              (2,378,997)
                                                          -------------           ---------------

    Income before income taxes                             $ 9,469,409             $  6,097,837

Income tax expense                                          (3,542,175)              (2,256,200)
                                                          -------------           ---------------

    Net income                                             $ 5,927,234             $  3,841,637
                                                          =============           ===============

    Net income per share                                   $      0.67             $       0.46
                                                          =============           ===============

Weighted average number of common shares outstanding         9,238,851                8,295,725
                                                          =============           ===============

         See accompanying notes to consolidated condensed and pro forma consolidated condensed statements of earnings

                          KELLSTROM INDUSTRIES, INC.
               PRO FORMA COMBINED CONDENSED STATEMENT OF EARNINGS
                                  (Unaudited)




                                                                          Nine Months Ended September 30, 1996
                                                             ----------------------------------------------------------------
                                                                     HISTORICAL               PRO FORMA         PRO FORMA
                                                              KELLSTROM          IASI         ADJUSTMENTS        COMBINED
                                                             ----------------------------     -----------      ------------
Net revenues                                                 $  17,650,915   $ 18,279,161     $ (322,905)      $ 35,607,171

Cost of goods sold                                             (11,124,932)   (10,636,027)       248,588        (22,161,301)
                                                                                                (648,930)
Selling, general and administrative expenses                    (2,393,222)    (1,998,456)       520,107         (3,871,571)
Depreciation and amortization                                     (526,231)      (686,930)      (533,234)        (1,097,465)
                                                                                                 648,930
                                                              -------------    ----------      ----------       ------------
  Operating income                                           $   3,606,530   $  4,957,748     $  (87,444)      $  8,476,834

Interest expense, net of interest income                          (424,613)      (795,219)    (1,946,431)        (2,378,997)
                                                                                                 787,266
                                                              -------------    ----------      ----------       ------------

  Income before income taxes                                 $   3,181,917   $  4,162,529    $(1,246,609)      $  6,097,837

Income tax expense                                              (1,174,667)             0     (1,081,533)        (2,256,200)
                                                              -------------    ----------      ----------       ------------

  Net income                                                 $   2,007,250   $  4,162,529    $(2,328,142)       $ 3,841,637
                                                              =============    ==========      ==========       ============

  Net income per share                                       $        0.34                                      $      0.46
                                                              =============                                     ============

Weighted average number of common shares outstanding             8,050,454                                        8,295,725
                                                              =============                                     ============



See accompanying notes to pro forma consolidated condensed statement of earnings

                           KELLSTROM INDUSTRIES, INC.
         NOTES TO PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                   (Unaudited)

NOTES TO PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(A) For purposes of presenting the pro forma consolidated condensed statement of earnings, the following adjustments have been made:


                                                                           Nine Months Ended
                                                                           September 30, 1996
                                                                          --------------------
Increase (decrease) to income:

Decrease in net revenues due to intercompany sales                         $  (322,905)
Decrease in cost of goods sold due to intercompany sales                       248,588
Reclassification entry to conform with current Kellstrom presentation         (648,930)
Decrease in IASI selling, general and administrative expenses due to the elimination of pension plan, bonus program and
  overall consolidation of functions                                           520,107
Amortization of goodwill related to IASI acquisition                          (533,234)
Reclassification entry to conform with current Kellstrom presentation          648,930
Interest expense on acquisition debt                                        (1,946,431)
Reduction of bank interest expense - exercise of warrants                      787,266
                                                                           -----------
                                                                           $(1,246,609)
To adjust pro forma tax provision to 37% of income before taxes             (1,081,533)
                                                                           -----------
  Net Adjustment                                                           $(2,328,142)
                                                                           ============


                           KELLSTROM INDUSTRIES, INC.

        NOTES TO PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                   (Unaudited)

(B) The following table reconciles net income to the amount used for purposes of determining net income per share under the modified treasury stock method:

                                                                                              Nine Months Ended
                                                                                                September 30
                                                                                               --------------
                                                                                           Actual            Pro Forma
                                                                                            1997               1996
                                                                                       -----------        ------------
         Net income                                                                    $ 5,927,234        $ 3,841,637
         Adjustments to pro forma net income for proceeds from exercise of common stock equivalents:
            Elimination of interest expense (net of tax)                                   259,319                  0
                                                                                       -----------        -----------
         Adjusted net income                                                           $ 6,186,553        $ 3,841,637
         Weighted average actual common shares outstanding                               7,122,903          6,689,710
         Weighted average common stock equivalents outstanding                           2,115,948          1,606,015
                                                                                       -----------       ------------
         Weighted average shares outstanding                                             9,238,851          8,295,725
                                                                                       -----------       ------------
         Earnings per share                                                            $       .67         $      .46
                                                                                       ===========       ============

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

         On September 10, 1997, the Company, through its wholly-owned subsidiary, Aero Support Holdings, Inc., completed the acquisition of substantially all of the assets and certain liabilities of Aero Support for $2.1 million in cash and $11.7 million in short-term notes payable, plus 3-5 year warrants to purchase up to 250,000 shares of the Company's Common Stock at $19.00-22.00 per share.

         On October 10, 1997, the Company completed a private placement, under Rule 144A of the Securities Act of 1933, as amended, of $50 million aggregate principal amount of 5.75% Convertible Subordinated Notes (the "144A Notes") due 2002, plus an additional $4 million to cover overallotments. Proceeds of the offering will be used for repayment of indebtedness, the purchase of inventory, potential acquisitions of complementary businesses and general corporate purposes.

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

Results of Operations.

         The Company's revenues increased by 215% to $20,352,441 in the third quarter of 1997, compared with $6,462,088 in last year's third quarter. Revenues increased by 210% to $54,768,424 in the first nine months of 1997, compared with $17,650,915 in the first nine months of 1996. The increase in net revenues is due primarily to revenues from the IASI operation coupled with internal growth due to additional inventory availability as a result of the Company's increased capital resources. The principal reasons for the Company's increased capital were the proceeds received from the exercise of the Public Warrants which were called during the first quarter and increases in working capital made available from the Company's additional bank credit facilities. Also contributing to the increase in net revenues were the revenues from Aero Support, which was acquired by the Company on September 10, 1997.

         Gross margins increased by 195% to $7,231,176 in the third quarter of 1997, compared with $2,450,138 in last year's third quarter. Gross margins increased by 193% to $19,112,535 in the first nine months of 1997, compared with $6,525,983 in the first nine months of 1996. Gross margins, as a percentage of net revenue, were slightly lower in 1997 due to unusually high gross margins during the second and third quarters of 1996, resulting in margins of 34.9% for the first nine months of 1997 compared with 37.0% for the corresponding period in 1996.

         Total selling, general and administrative expenses increased to $2,310,679 and $5,995,448 for the three and nine month periods ended September 30, 1997 respectively, from $915,790 and $2,393,222 for the year ago periods, but decreased as a percentage of net revenues for both periods. The increase in these expenses was primarily the result of 1) expenses related to the continuing operations of IASI and to a lesser extent Aero Support, 2) continued expansion of the Company's sales and warehouse operations in order to support a higher level of revenue and a corresponding greater number of whole engine and engine component transactions and 3) the continued addition of marketing and management personnel necessary to achieve and administer the revenue growth opportunities that are available due to the Company's expanded level of inventory investment.

         Depreciation and amortization expense increased to $345,382 and $985,540 for the three and nine month periods ended September 30, 1997 respectively, from $322,608 and $526,231 for the year ago periods, but decreased as a percentage of net revenues for both periods. The increase in depreciation and amortization expense is primarily the result of amortization of goodwill related to the IASI acquisition, and to a lesser extent the Aero Support acquisition, as well as purchases of property, plant and equipment since September 30, 1996.

         Operating income increased by 278% to $4,575,115 in the third quarter of 1997, compared with $1,211,740 in last year's third quarter. Operating income increased by 236% to $12,131,547 in the first nine months of 1997, compared with $3,606,530 in the first nine months of 1996.

         Interest expense (net of interest income) increased to $834,516 and $2,662,138 for the three and nine month periods ended September 30, 1997 respectively, from $160,734 and $424,613 for the year ago periods due to interest expense and related costs from the $21 million and $13.8 million of debt related to the acquisition of IASI and Aero Support, respectively, as well as interest expense related to the overall increases in the Company's debt levels due to inventory growth. Further increases in interest expense can be anticipated during the remainder of 1997 as the Company expects to continue to expand its inventory levels and facilities to support future growth in operations and to the extent the Company completes acquisitions funded by debt. There can be no assurance, however, that the Company's operations will expand or that it will complete any material acquisitions.

         Net income in the third quarter of 1997 increased by 251% to $2,326,652, or $0.25 per common share, compared with $662,133, or $0.11 per common share, in the third quarter of 1996. In the first nine months of 1997, net income increased by 195% to $5,927,234, or $0.67 per common share, compared with $2,007,250, or $0.34 per common share, in the first nine months of 1996.

         Net income per share is reported based upon the weighted average of the common shares outstanding along with the inclusion of the effect of the dilutive securities outstanding during the periods using the treasury stock method in accordance with generally accepted accounting principles. The effect of this was to increase the weighted average number of common shares outstanding from 7,850,976 to 9,300,180 for the three months ended September 30, 1997, from 7,122,903 to 9,238,851 for the nine months ended September 30, 1997, and from 2,881,818 to 8,050,454 shares for the three and nine months ended September 30, 1996. This increase in the number of common shares deemed outstanding was due to the Company's outstanding options and warrants to purchase shares of common stock having an exercise price of less than the market price of the common stock.

Liquidity and Capital Resources.

         The Company's working capital was $22,418,841 as of September 30, 1997, an increase of $8,683,684 since December 31, 1996. The principal reasons for the increase in working capital were the increase in inventories stemming from both internal growth and the acquisitions of IASI and Aero Support, coupled with the increase in cash resulting from the exercise of the Company's Public Warrants.

         Total debt at September 30, 1997 was $45,079,673, compared with $8,187,595 at December 31, 1996. The Company had contractual lines of credit totaling $55,000,000 at September 30, 1997, of which $3,534,686 million was unused and available.

         Cash flow provided by operating activities in the first nine months of 1997 was $1,506,499, compared with cash flow used in operating activities of $163,941 in the same period last year. The decrease resulted primarily from higher net income for the period, offset in part by an increase in cash required for working capital due mainly to an increase in inventory. The primary sources of funds utilized by the Company were from certain debt proceeds and the exercise of the Company's Public Warrants. The primary uses of funds were for the purchase of all assets and certain liabilities of IASI ($25,053,141) and Aero Support ($2,656,289).

         The Company's acquisition of IASI was primarily financed through the issuance of $15,000,000 in senior subordinated debt (the "Senior Debt") and warrants, as well as the proceeds of a $6,000,000 subordinated bridge loan ("Bridge Loan") and warrants with the balance from the Company's working capital. The Company also assumed IASI's existing debt, including various credit facilities with Union Bank of California ("Union Bank") secured by IASI's assets, which facilities provided for credit of up to a maximum of approximately $20,000,000 as of the date of the acquisition. The amount of credit outstanding, as of the date of acquisition and September 30, 1997 was $14,078,798 and $0 respectively. Interest on the credit facilities accrued daily and ranged from
 .50% to 1.00% above Union Bank's prime rate, and was payable monthly.

         The Senior Debt is held by The Equitable Life Assurance Society of the United States ("Equitable"). The interest rate on the Senior Debt is 11.75% per annum, payable semi-annually. Additionally, warrants to purchase 305,660 shares of Common Stock were issued to Equitable. The warrants are exercisable at $10 per share and expire on January 15, 2004. Principal on this debt is payable in two equal annual installments beginning January 15, 2002 and a final payment in the amount of $1,250,000 payable on January 15, 2004. The balance due at September 30, 1997 on the Senior Debt was $15,000,000. An advance principal payment of $3,750,000, along with a prepayment penalty of 1%, was made by the Company on October 10, 1997 with the proceeds received from the 144A Notes offering. Moreover, the Company may, at its option, redeem up to an additional $750,000 (along with a prepayment penalty of 1%) of principal amount of Senior Debt concurrently or within five days after the occurrence of any public offering of the Company's Common Stock as long as the principal balance of the debt is not reduced below $10,500,000.

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

         The Company's acquisition of Aero Support was financed primarily through the issuance of short-term notes payable which are due from September 1997 to January 1998, the Company's working capital and warrants. The Company also assumed Aero Support's existing debt of $3,498,537 which was immediately paid by the Company upon consummation of the acquisition. The amount of short-term notes payable as of the date of acquisition and September 30, 1997 was $11,687,867 and $2,688,410, respectively. Interest on the remaining short-term notes payable accrues at an annual rate equal to the prime rate and is payable, with principal, on January 15, 1998. The remaining short-term notes payable will be paid with the Company's existing credit facility.

         The $975,958 first mortgage (including a $750,000 construction/mortgage loan) held by BankAtlantic and secured by the Company's office and warehouse facilities remains in place. The interest on the mortgage is 10.49% per annum. Principal and interest are payable in monthly installments of $20,238. Principal is amortized over a ten-year period with a final payment of $20,238 due May 2005.

         The Company has entered into certain short-term engine leases during 1996 and 1997, and acquired certain other engines under lease as part of the IASI acquisition. The Company continues to believe this activity should allow it to liquidate the remaining maintenance value of jet engines on a profitable basis by realizing both rental income as well as maintenance reserve fees charged to the Company's engine lease customers for their utilization of such engines. Upon the full consumption of the remaining maintenance value in each engine, the Company will evaluate the engine's condition in order to determine if such engine should be refurbished or should be disassembled into piece parts in support of the Company's parts supply business. These leases are accounted for as operating leases.

         On September 24, 1997, the Company signed a definitive agreement with Aerocar Aviation Corp. to purchase commercial aircraft and jet engines, all of which are under operating leases, for $20.3 million in cash. The portfolio consists of aircraft and engines on leases expiring from early 1998 through 2002. The purchase is intended to enable the Company to enter the short-term aircraft leasing business and to increase its whole engine leasing business. The agreement with Aerocar Aviation Corp. closed on October 14, 1997, and was financed with the net proceeds from the sale of the 144A Notes.

         The Company's management believes that cash flow from operations, and cash that became available as a result of the exercise of the publicly traded warrants and recent completion of a $50 million 144A Note offering, combined with the Company's borrowing facilities should be sufficient for the Company's current level of operations.

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

         The annual meeting of the stockholders of the Company was held on August 28, 1997 pursuant to a proxy statement dated July 28, 1997. The various matters voted upon as well as the results of such voting, are as follows:

         (a) Election of two Class I Directors to serve for a term of two years.

               Director's Name:  David J. Mitchell       Thomas McMillen
                                 -----------------       ---------------
               Votes in favor:      6,759,614               6,759,314
               Votes against:               0                       0
               Abstentions:           251,550                 251,850
                                    ---------              ----------
                     Total          7,011,164               7,011,164

         (b) Ratify and approve the selection of KPMG Peat Marwick LLP independent auditors of the Company

               Votes in favor:     7,003,064
               Votes against:          3,950
               Abstentions:            4,150
                                   ---------
                  Total            7,011,164

A total of 7,011,164 shares were represented at the meeting, constituting a quorum in accordance with the applicable provisions of the By-laws of the Company.

Item 6.   Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               4.1 Indenture dated as of October 10, 1997, between the Company and First Union National Bank

               4.2 Registration Rights Agreement dated as of October 10, 1997, by and between the Company and BT Alex. Brown

               10.1 Material Contracts. Asset Purchase Agreement dated September 10, 1997 by and among Kellstrom Industries, Inc. and Aero Support Holdings, Inc., on the one hand and Aero Support, U.S.A. Inc. Zvi Bar-On, Mordechai Markowicz and Michael Navon, on the other hand.

               10.2 Form of Warrant between the Company and Aero Support, U.S.A. Inc.

               27 - Financial Data Schedule

          (b) Reports on Form 8-K. The Company filed a Report on Form 8-K dated September 24, 1997, which included a copy of a press release regarding the purchase of substantially all the assets of Aero Support, U.S.A. Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 1997                             KELLSTROM INDUSTRIES, INC.
                                              (Registrant)


                                              /s/ Michael W. Wallace
                                              ------------------------------
                                              Michael W. Wallace
                                              Chief Financial Officer




                  STATEMENT OF DIFFERENCES

The section symbol shall be expressed as .......... 'SS'