Form 10-K
period 1997-12-31
KELLSTROM INDUSTRIES INC
filed 1998-03-23
CIK 918275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

           [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       or

           [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission file number 0-23764

                           KELLSTROM INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                    13-3753725
----------------------------------------                    ------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

14000 N.W. 4th STREET
SUNRISE, FLORIDA                                             33325
---------------------------------------                      ------------------
(Address of principal executive offices)                     (Zip Code)

                                 (954) 845-0427
               (Registrant telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

        Common Stock, $.001 par value per share (NASDAQ National Market)
            Preferred Stock Purchase Rights (NASDAQ National Market)
            --------------------------------------------------------
                              (Title of each class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $184,506,600 based on the closing price on that date of $24 per share. As of that date, there were 8,170,080 shares of the registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

The information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement of the Company relating to the 1998 Annual Meeting of Stockholders.

Certain exhibits listed in Part IV of this annual report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Act of 1934, as amended.

                           Kellstrom Industries, Inc.
                           Annual Report on Form 10-K

                                      Index


                                                                    PAGE NUMBER
                                     PART I

Item 1.        Business.............................................      3

Item 2.        Description of Properties............................     14

Item 3.        Legal Proceedings....................................     15

Item 4.        Submission of Matters to a Vote of Security Holders..     15

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters..................................     15

Item 6.        Selected Financial Data..............................     16

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................     18

Item 7A.       Quantitative and Qualitative Disclosures About
               Market Risk..........................................     25

Item 8.        Financial Statements and Supplementary Data..........     25

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..................     26

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant...     27

Item 11.       Executive Compensation...............................     27

Item 12.       Security Ownership of Certain Beneficial Owners
               and Management.......................................     27

Item 13.       Certain Relationships and Related Transactions.......     27

                                           PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K..........................................     27

                                           PART I

     This report contains forward-looking statements, under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including the Company's continuing ability to effectively integrate acquired companies and the effects of increased indebtedness as a result of the Company's business acquisitions, the Company's continuing ability to acquire adequate inventory and to obtain favorable pricing for such inventory, the Company's ability to arrange for the repair of aircraft engines by third-party contractors prior to resale or lease, competitive pricing for the Company's products, customer concentration, demand for the Company's products which depends upon the condition of the airline industry and the Company's ability to collect receivables and government regulation.

ITEM 1. BUSINESS.

GENERAL

     Kellstrom Industries, Inc. ("Kellstrom" or the "Company") is a leader in the airborne equipment segments of the international aviation services after-market. The Company's principal business is the purchasing, refurbishing (through subcontractors), marketing, reselling, and leasing of aircraft jet engines, jet engine parts and commercial aircraft. The Company is also an international after-market reseller of turbojet engines and turbojet engine parts for helicopters and large transport aircraft. The Company specializes in providing engines and engine parts for large turbo-fan engines manufactured by General Electric, CFM International, Pratt & Whitney and Rolls Royce. According to industry analysts, the engine types serviced and supplied by the Company comprise approximately 73% of the total world jet engine supply. The Company's customers include original equipment manufacturers ("OEMs"), major domestic and international airlines, engine manufactures, engine parts distributors and dealers and overhaul service suppliers throughout the world. The Company enables customers to reduce their engine maintenance costs by providing Federal Aviation Administration ("FAA")-approved engines and engine parts on a timely basis and at competitive prices.

     The Company previously conducted business under the name "Westco International" and "International Aircraft Support" and changed the operational name of both business units to "Kellstrom Industries" on January 30, 1997.

     The Company's principal executive office is located at Sawgrass International Corporate Park, 14000 N.W. 4th Street, Sunrise, Florida 33325. Its telephone number is (954) 845-0427.

HISTORY OF THE COMPANY

KST Acquisition

     The Company, formerly Israel Tech Acquisition Corp., was formed in December 1993 as a Specified Purpose Acquisition Company ("SPAC"), the objective of which was to consummate an initial public offering and enter into a business combination with an operating business. In April 1994, the Company consummated the initial public offering, from which it derived net proceeds of $11,321,197 after expenses. On February 15, 1995, the Company entered into an Asset Purchase Agreement (the "Acquisition Agreement") with Rada Electronic Industries, Inc., an Israeli corporation ("Rada"), Tasco Electronics Inc. (a direct wholly-owned subsidiary of Rada), and Kellstrom Industries, Inc. ("KST") (an indirect wholly-owned subsidiary of Rada), to acquire substantially all of the assets and liabilities of KST's commercial jet aircraft engine part distribution business. In connection with the closing on June 22, 1995, the Company changed its name from Israel Tech Acquisition Corp. to Kellstrom Industries, Inc.

IASI Acquisition

     On January 15, 1997, the Company completed the acquisition of substantially all of the assets and certain liabilities of International Aircraft Support, L.P. ("IASI") for approximately $25,100,000 in cash and warrants to acquire 500,000 shares of the Company's common stock, par value $.001 per share ("Common Stock"), at $9.25 per share, expiring January 15, 1999. IASI is a worldwide seller of new and used aircraft engine parts to maintenance and overhaul facilities, major commercial airlines and other redistributors. Along with the engine parts sales, IASI is a lessor of jet engines and offers engine repair management programs through its technical services business. IASI's mix of business and its purchasing activities ultimately contribute to its position as a "market-maker" in redistributed engines and various engine parts.

     The IASI acquisition has enabled the Company to enter into markets for additional engine types, including the JT8D, PWA 2000 and CFM-56 markets. According to industry analysts, these engine types power aircraft which constitute 65% of the world aircraft fleet. In addition, the IASI acquisition has accelerated the Company's entry into the engine leasing business, an area in which IASI had been an active participant. The IASI acquisition has also expanded and diversified the Company's customer base, particularly in European markets. IASI's customers include major airlines, engine overhaul facilities including those operated by airlines, independent overhaul and maintenance organizations and aircraft engine manufacturers. Following the acquisition, IASI's senior management joined the Company, further broadening the Company's management team.

Aero Support Acquisition

     On September 10, 1997, the Company completed the acquisition of substantially all of the assets and liabilities of Aero Support USA, Inc. ("Aero Support") for approximately $13,800,000 in cash and three warrants. One warrant provides for the purchase of 75,000 shares of Common Stock at an exercise price of $22.00 per share, expiring on September 9, 2000. The other two warrants provide for the purchase of an aggregate of 175,000 shares of Common Stock at an exercise price of $19.00 per share, expiring on September 9, 2002. Up to an additional $5,000,000 cash consideration may be paid by the Company in the form of an earn-out payable over three years based upon certain specified criteria.

     Aero Support is an international after-market reseller of turbojet engines and engine parts for helicopters and large transport aircraft. Aero Support has a customer base that includes domestic and foreign operators, commercial and industrial enterprises and engine overhaul facilities. Aero Support's primary focus is on the Allison (Rolls Royce) T56/501 engine, which powers the military's Hercules C-130 aircraft, a widely used military transport aircraft, and the Allison 250, with approximately 16,000 units actively in use by helicopters. During 1996, Aero Support served 495 customers worldwide from its headquarters in New York and its additional facility in Louisiana.

     Prior to the Aero Support acquisition, the Company's business was focused exclusively on the commercial jet engine industry. With the addition of Aero Support's business, the Company entered the large transport aircraft and commercial helicopter engine and engine parts market.

Recent Developments

     On February 27, 1998, the Company signed a definitive agreement to acquire privately held Integrated Technology Corporation ("ITC") for approximately $20,225,000 in cash plus an earn-out payable over a three-year period based on certain specified criteria. In addition, the Company received a three-year option to purchase a 49% interest in an FAA-approved overhaul facility.

     ITC is a leading after-market supplier of jet engines and jet engine parts for the airline industry. It also provides related services such as engine leasing. ITC's principal product line features the Rolls Royce RB-211, Pratt & Whitney JT8D and Rolls Royce Allison models, and, to a lesser extent, it supplies Pratt & Whitney JT9D engines and engine parts. ITC has some 75 customers worldwide, including major commercial airlines and jet engine repair facilities.

GROWTH STRATEGY

     The Company's growth plan is focused on strong internal growth, supplemented by strategic inventory purchases, as well as the acquisition of competing and complementary businesses meeting predefined criteria. The
Company pursues acquisitions either to strengthen its current product lines, increase access to customers in its existing target markets, or to expand into new product lines and reach new markets. The Company's management has developed criteria, beyond marketing and operating due diligence, which are used to analyze acquisition opportunities. The evaluation criteria include (i) the effects on earnings per share, (ii) the expected stability and inherent strength of gross margins, and (iii) and a comparative study of returns on invested capital and assets.

     The Company's operating strategy enables it to pursue its growth plans while maintaining and improving operating efficiencies and results. As the Company's acquisition team focuses on identifying, structuring and completing acquisitions, the Company's operations team simultaneously enhances internal procedures and controls, streamlines distribution channels and improves customer retention and account management. This operating strategy, combined with the Company's acquisition methodology, enables the Company to smoothly manage the expansion of the Company's business resulting from acquisitions.

     Using the foregoing methodology, the Company has been pursuing the following growth and acquisition programs:

     Strategic Inventory Purchases. The Company believes that its potential to grow revenues from its existing business is largely dependent on its ability to deliver engines and engine parts on a "just-in-time" basis. The lead time between purchasing engines and engine parts and having a ready-for-sale product is generally 60-90 days. The Company focuses on developing new sources of supply, such as airlines replacing portions of their fleets or disposing of excess inventory, OEMs and overhaul facilities. By broadening its sources of supply, the Company is better able to maintain a strategic stock of inventory in order to remain responsive to customer delivery requirements. The Company relies on its market expertise to analyze both short and long-term demand and supply trends.

     Leasing. The Company is focusing its leasing efforts on the after-market commercial engine and engine parts business. This is accomplished through the extensive background and expertise of management in the commercial jet engine and engine parts business. The Company believes that there are advantages for its customer base to consider leasing as an alternative to traditional financing. Operating leases allow greater financial flexibility due to the short-term nature and relatively small initial capital investment. Currently, the Company focuses primarily on short-term operating lease financing, with an emphasis on maximizing residual values. Leasing allows the Company access to future engines and engine parts as these operating leases expire enabling the Company to disassemble the engines for parts thereby enhancing the residual values.

     Acquisitions in Current Markets. As a result of its concentration in certain niche markets, the Company's management develops intimate knowledge of other resellers serving similar product lines, which may be potential acquisition candidates. The IASI acquisition expanded the Company's customer base within its existing product lines, enhanced its product offering and strengthened its distribution network.

     Acquisitions in Adjacent Markets. The Company seeks to acquire companies offering similar product lines to target markets in which the Company does not have a significant presence, as well as new product lines. As a result of the Aero Support acquisition, the Company now offers engines and engine parts to customers in the large transport aircraft and commercial helicopter markets, which were not previously served by the Company. The Company believes that similar expansion may be achieved through the acquisition of companies offering different product lines than that of the Company, such as resellers of avionics equipment and airframes.

     Future Acquisition Strategies. In the future, the Company will consider acquisitions aimed at gaining market share through the acquisition of competing and complementary businesses. In addition, the Company may seek to vertically integrate its operations by adding engine parts refurbishing and manufacturing facilities, and avionics refurbishing facilities.

INDUSTRY OVERVIEW

     The market for commercial engine parts, consisting of new and refurbished parts, is approximately $3.0 billion, as estimated by the Canaan Group, a consulting firm that tracks the aviation market. The $2.5 billion new parts market includes parts manufactured by OEMs and third-party manufacturers. The $500 million refurbished parts market includes parts refurbished by third-party manufacturers and overhaul facilities. In addition, the market for whole engines is estimated to be $7.0 billion and includes the sale and leasing of new and overhauled engines. The Company competes in the entire $10.0 billion market for engines and engine parts.

     The demand for after-market engine parts is driven primarily by flying hours or cycles (defined as a take-off or landing). Regardless of the profitability of the airline industry, regulations require that parts be serviced or replaced at scheduled intervals; often after specified flight hours or cycles. As such, the demand for after-market parts is a function of demand for world air travel. The airline industry has experienced rapid growth in business and leisure air travel since 1993, primarily due to a world economic recovery. The high demand for airline capacity has increased the utilization of aircraft which in turn has significantly increased the demand for spare engine parts. The Company's business remains dependent upon the overall economic condition of the airline industry, which has historically been volatile.

     The engine and engine parts industry is being affected by the following trends:

     Increasing emphasis on documentation and traceability. As safety requirements have become more stringent, regulatory authorities have increased the level of documentation required of aircraft operators. Operators have in turn extended this requirement to independent dealers. The expense and sophistication required to track the history of inventory consisting of thousands of components is considerable and provides a barrier to entry into the aircraft engine parts after-market. In addition to the barriers created by documentation requirements, management believes that tighter regulations regarding the operating procedures of resellers may eliminate smaller participants and create additional barriers to entry.

     Outsourcing of inventory management function. Some airlines have attempted to streamline their operations by outsourcing the entire inventory management function to independent third parties. This improves the airline's profitability, as measured by return on assets by removing parts inventories from the balance sheet. Outsourcing allows third-party inventory managers to achieve economies of scale unavailable to individual airlines. Under consignment agreements, the supplier is granted the right to sell spare parts from the airlines' inventory, with the proceeds divided between the supplier and the airline itself.

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

     Reduction in number of approved suppliers and consolidation of the engine parts after-market. In order to reduce their administrative costs, airlines are increasingly limited to a small number of approved suppliers with whom they do business. To remain an approved supplier to the airlines, dealers must maintain high standards of quality control, enabling customers to trace the complete history of any part. This move to limit the number of approved suppliers is causing a realignment among independent dealers. A small number of dealers continue to do business directly with airlines, and a new tier of dealers sell to these approved suppliers. This reduction in supplier base will continue to lead to consolidation in the market for aircraft spare parts.

     Increased importance of capital. Suppliers need ready access to capital in order to take advantage of various profitable opportunities including outsourcing and leasing. Larger inventories, sophisticated information technology systems and more expensive jet engines require increased access to capital.

THE ENGINE AND ENGINE PARTS AFTER-MARKET

     Airlines maintain inventories of engines and spare parts, with inventory levels determined by the expected usage for the particular part. These inventories are stored primarily at the airline's maintenance centers, although limited quantities of certain parts are also kept at each airport serviced by the operator in order to avoid revenue-damaging AOG (aircraft on ground) situations.

     For the first few years after a new engine is introduced, most parts are supplied by the engine manufacturer. After about five years, engine parts tend to become available on the surplus market. This availability is the result of three primary factors: (i) when aircraft and engines are sold, supporting inventories may be sold to third parties, (ii) the development of repair scenarios provides a supply of overhauled and serviceable parts, and (iii) with experience, operators become better able to forecast their need for a particular engine part, enabling them to sell excess new part inventories.

     Three types of engine parts are available in the after-market: new parts; serviceable parts (i.e., used parts that were removed from aircraft and were inspected and designated airworthy by the airline or by an FAA approved repair station or that were overhauled by an FAA approved entity); and unserviceable parts (i.e., used parts that were removed from aircraft that may or may not be repairable). The decision as to which type of part to purchase is made based upon the relative price and availability of parts, the condition of the specific part, the repair facilities that have been used during the life of the part, the previous owners of the part, the life remaining on the part (if applicable), the maintenance policy of the airline which will use the part and other considerations.

     Commercial aircraft engine parts are available from a variety of sources, including OEMs, third-party dealers, brokers (who maintain no inventory), overhaul and repair facilities, lessors and airline operators. Relationships in the engine parts market are complex; at different times participants may act as both buyers and sellers, suppliers and clients. The Company, for example, both buys from and sells to airlines, OEMs, lessors, operators of refurbishment facilities and other independent dealers. Sources for surplus aircraft engines do not exist as an organized market, and the Company must rely on field representatives and personnel, advertisements and its reputation as a buyer of surplus aircraft engines and components in order to generate opportunities to purchase these materials. The market for bulk sales of surplus aircraft engines and components is highly competitive, in some instances involving a bidding process. While the Company has been able to purchase surplus aircraft engines in this manner successfully in the past, there can be no assurance that such parts will be available on acceptable terms when needed in the future.

     The engine after-market consists of several business segments including engine sales, leasing, maintenance management, parts distribution, parts repair and overhauls. The Company is active in most of these segments, either directly through in-house activity or indirectly, by contracting refurbishment work to third-party suppliers.

OPERATING APPROACH

        The principal elements of the Company's operating approach are as follows:

     Continue Strong Quality Orientation. The Company's management believes that its comprehensive quality program is among the best in the industry. The Company is a member of the Coordinating Agency for Supplier Evaluation (CASE), a self-governing organization formed by the airlines that evaluates and audits parts suppliers and repair stations. In addition, the Company received certification under ISO 9002 from the International Standards Organization ("ISO"). ISO's comprehensive evaluation system seeks to ensure satisfaction of customer requirements, documentation of quality management systems and verification that a product or service is designed, delivered and maintained in accordance with specific requirements. The ISO 9002 designation indicates a quality assurance standard recognized by leading businesses throughout the world. The Company believes it was the first reseller of commercial jet engines and engine parts in the world to receive such certification, which provides a distinctive competitive advantage in the marketplace. In response to recent airline tragedies and resultant increased scrutiny of airline safety, airlines and maintenance repair facilities are demanding internationally recognized quality assurance certification as a condition of doing business.

     The Company is one of the few vendors in the industry to have invested in a sophisticated optical imaging system for documentation storage and retrieval. This system, which includes a WORM (write once, read many) drive, provides a high degree of traceability by serial number for engine parts sold by the Company. The FAA accepts this form of electronic documentation as the equivalent of original documents.

     Additional Knowledgeable Personnel. The market for engine parts is highly specialized and technically complex. The Company believes that its success depends heavily on the high level of technical and engineering knowledge and experience possessed by its personnel. The Company continues to add to its technically proficient personnel as its business expands and through the acquisition of competing and complementary businesses.

     Significant Focus on a Limited Number of Market Niches. To date, the Company has specialized in engine parts for Pratt & Whitney engines, which represent the largest segment of the commercial jet engine and engine parts after-market. The Company believes that demand in this segment will increase as the JT9D engine continues to mature. The Company recently expanded its Pratt & Whitney business to include the PWA 4000 engine. The IASI acquisition expanded the Company's Pratt & Whitney market dominance as well as introduced the CFM-56 into the Company's product line. This diversification into the CFM-56 engines extends the life cycle of the Company's products. The Aero Support acquisition diversified the Company's products into the turbojet engine and engine parts marketplace by adding the Allison (Roll Royce) T56/501 and A250 engines and parts.

     Optimize Inventory. The Company manages its inventory carefully by: purchasing both whole engines and individual engine parts through well-structured transactions; disassembling engines for parts when market conditions are favorable; closely monitoring the refurbishment of selected parts by high quality subcontractors; maintaining a high level of documentation at all stages of the process; and storage of the engine parts in a carefully controlled environment. In addition, the Company's management has developed a systematic approach and management procedures to assess demand for engines and engine parts. The Company believes that its ability in structuring and financing inventory purchase transactions is critical to its success.

     Expand Marketing Relationships. The Company maintains close relationships with a variety of key customers, including OEMs, repair facilities, domestic and international airlines and other distributors. The Company has received approved supplier status from a broad customer base throughout the world.

     Increase Capital Resources. It is critical for the Company to have the capital to act quickly when purchasing opportunities present themselves. In addition, increasing the Company's access to capital markets to finance working capital requirements will allow the Company to take advantage of opportunities such as leasing, inventory outsourcing and long-term inventory management contracts.

PRODUCTS

     Engine spare parts are purchased by customers in both the commercial and military sectors. The Company is active in the commercial aircraft sector, which is divided into large jet transports, smaller commercial aircraft (known as general aviation aircraft) and helicopters. General aviation includes both jet and propeller-driven planes for business and personal use. The Company currently specializes in the large jet segment of the business. With the recent acquisition of Aero Support, the Company has added certain military customers for turbojet engines and engine parts for large transport aircraft and commercial customers for helicopters. The Company has not entered the turboprop market which is typically low-end in terms of cost per unit.

     The Company specializes in providing refurbished, new and as-removed parts for large fan engines, particularly the Pratt & Whitney JT9D engine and to a lesser extent the PWA 4000 engine, as well as narrow-body engines such as the Pratt & Whitney JT8D and PWA 2000 engines. The JT9D and PWA 4000 power the Boeing 747, 767, and 777 aircraft, McDonnell Douglas DC-10 and MD-11 and the Airbus A300/310/330, and the JT8D and PWA 2000 engines power the Boeing 727, 737 and 757 aircraft as well as the McDonnell Douglas MD-80 and DC-9 series aircraft. Moreover, the Company recently entered the CFM-56 engine market which powers the Boeing 737-300, -400 and -500 aircraft as well as the Airbus A320, A321 and A340 aircraft and the McDonnell Douglas DC-8. The Company also provides Allison (Rolls Royce) T56/501 turbojet engines and engine parts which power the military's Hercules C-130 aircraft and similar large transport aircraft and Allison 250 turbojet engines and engine parts which power a range of commercial helicopters.

     Purchasers of engine parts have strict approval processes through which a company may achieve status as an approved supplier for such purchaser. Some purchasers will do business only with a very limited number of approved suppliers. Since the Company's founding, it has achieved approved supplier's status with over 50 purchasers in six countries that maintain such a limited list of approved suppliers, including the leading aero engine OEMs, international airlines, and major aero engine refurbishment and repair facilities. In addition, the Company also maintains active relationships with many other customers that utilize a broader list of approved suppliers.

     Several manufacturers dominate the market for large commercial airplanes, including Boeing, McDonnell Douglas, and Airbus Industries. A small number of suppliers provide the bulk of engines used to power large jet aircraft. The suppliers include the Pratt & Whitney division of United Technologies, General Electric, Rolls Royce and CFM International. The following is a brief description of the engines for which the Company supplies engine parts:

     The JT9D Engine. JT9D engines, introduced by Pratt & Whitney in the late 1960's are used in Boeing 747 and 767 aircraft, the McDonnell Douglas DC-10, and Airbus A300/310's. The JT9D was the first commercial turbo fan with a high bypass ratio, enabling the engine to provide unprecedented thrust with outstanding fuel efficiency and relatively low noise.

     The JT9D engine has flown more than 135 million hours. Three thousand of these engines were built until production ceased in 1990; 2,800 are still flying on wide body aircraft operated by over 50 airlines. The Company estimates that JT9D engines will be widely used for the next ten to fifteen years. Pratt & Whitney continues to upgrade and improve in-service engines to meet current noise and emissions requirements, thus increasing the life span of these engines.

     The JT8D Engine. JT8D engines, a derivative military J-52 Turbojet, were originally developed by Pratt & Whitney for the Boeing 727 airliner in 1963. The engine is the most widely used engine in commercial aviation history. More than 13,000 of the JT8D family of engines have been produced and the engine is still in production today. A variant of the basic JT8D, called the 200 Series was introduced in 1977.

     The older, less fuel efficient JT8D engines are used in the Boeing 727 and 737, the McDonnell Douglas DC-9, the Aerospatiale Carvelle, Dassualt Mercure, and the C-9 and C-22, U.S. military versions of the DC-9 and 727 aircraft. The newer 200 Series JT8D engines are used throughout the McDonnell Douglas MD-80 range of aircraft models. The Company estimates that the older JT8D engines will be in service for at least ten more years, and the 200 Series JT8D engines will be in service for at least twenty more years.

     The PWA 2000 Engine. Pratt & Whitney began development in 1974 of a series of advanced technology aircraft engines to power the commercial transports of the mid-1980s and beyond. The PWA 2037, the first in the series, was awarded FAA certification in December 1983. These highly fuel efficient engines feature high thrust, low noise and reduced emissions. The PWA 2000 series engines are used to power the Boeing 757 and are considered to be current technology engines that are likely to continue in service for at least twenty-five more years.

     The PWA 4000 Engine. In 1982, Pratt & Whitney launched development of the PWA 4000 Series turbofan-an all-new commercial jet engine series with improved fuel efficiency and higher takeoff thrust rating. The PWA 4000 entered commercial service in mid 1987. The PWA 4000 is designed for use on current and advanced versions of such wide-body aircraft as the Airbus A300, A310, A330, the Boeing 747, 767, 777 and the McDonnell Douglas MD-11. These engines are considered to be current technology engines and are likely to continue in service for at least twenty-five more years.

     The CFM-56 Engine. The CFM-56 is manufactured by CFM International, a joint venture between General Electric and SNECMA, and is the second most popular engine as measured by number of aircraft in the worldwide fleet powered by this engine type. The CFM-56 is used to power the Boeing 737 and the Airbus A320, A321, A340, and the McDonnell Douglas DC-8. These engines are considered to be current technology engines and are likely to continue in service for at least twenty-five more years.

     The T56/501 Engine. The T56/501 engine is used to power the widely used military transport aircraft, the Hercules C-130, manufactured by Lockheed. Over 17,000 engines have been produced.

     The A250 Engine. The A250 engine is used to power a wide range of helicopters manufactured by Bell, McDonnell Douglas and Eurocopter. There are 16,000 engines currently in use by 2,700 helicopter operators.

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

     The Company's management believes that obtaining approved supplier status is heavily dependent on quality assurance, and that the Company's comprehensive quality assurance program is among the best in its industry. The Company is (i) a member of the Coordinating Agency for Supplier Evaluation (CASE), a self-governing organization formed by the airlines that evaluates and audits parts suppliers and repair stations, (ii) a member of the Airline Suppliers Association for which the Company is an accredited distributor under the provisions of FAA AC 00-56, and (iii) is listed in the European Aerospace Suppliers Register. In addition, in September 1996, the Company received certification under

ISO 9002. The ISO 9002 designation indicates a quality assurance standard recognized by leading companies throughout the world. The Company believes it was the first after-market supplier of commercial jet engines and engine parts in the world to receive such a certification. In addition, the Company is one of the few vendors in the industry to have invested in a sophisticated optical imaging system for document storage and retrieval. This system provides a high degree of traceability by serial number for engine parts sold by the Company.

TRADEMARKS AND DESIGN PATENTS

     The Company either owns or has applied for various trade names and trademarks in the United States (and abroad), for use with its products. The Company believes that its trade names and trademarks are well recognized within the aviation industry. The Company also believes that the loss of any trade name and/or trademark would not have a material adverse effect on its business operations.

CUSTOMERS

     The Company's customers include airlines, OEMs, lessors, operators of refurbishment facilities and other independent dealers. These customers include American, Delta, Lufthansa, Swissair and Singapore Airlines, Daimler-Benz, Pratt & Whitney and GE Aircraft Engine Services. For the years ended December 31, 1997, 1996 and 1995, the five largest customers collectively accounted for approximately 38%, 55% and 96% of the Company's consolidated revenues. Certain significant customers vary from period to period as a result of the large unit prices associated with whole aircraft engine sales. The loss of, or significant curtailments of purchases by, the Company's significant customers could have a material adverse effect on the Company's business, consolidated financial condition, results of operations or cash flows.

COMPETITION

     The aviation after-market is highly competitive. Competition is based on product quality, the ability to provide needed parts quickly and price. The largest segment of the after-market is served by OEMs. However, the relatively high overhead and slow response times which characterize these large organizations can present a handicap in a fast-moving, price-sensitive marketplace. OEMs generally concentrate on selling new parts, leaving the market in serviceable and refurbished parts to other suppliers. OEM-manufactured new parts generally do not compete with refurbished parts.

     The largest resellers include companies such as AAR Corp. and AGES Group. There are approximately 10 to 15 midsize competitors, which include the Company. Over 50 small after-market suppliers and brokers generate a large portion of the market revenue. As a result of industry consolidation, management expects that a number of these smaller operators will either be acquired or will have difficulty competing in this changing market. The Company competes based on its ability to deliver parts on a "just-in-time" basis, the breadth of its product offering, quality assurance and part traceability, proven technical capabilities and price. There can be no assurance that the Company will continue to compete effectively against present and future competitors or that competitive pressures will not have a material adverse effect on the Company's business, consolidated financial condition, results of operations or cash flows.

     In addition, the engine parts supply business has been reshaped by the widespread adoption of ILS - the Inventory Locator Service. The ILS lists the availability of thousands of types of engine parts from brokers, distributors, repair facilities and airlines. The listing includes the quantity of parts available, the condition of the parts, when the parts are available and a contact for more information. The ILS has created a much freer flow of information concerning the supply and demand for particular parts. Dealers now must compete not only on the basis of their relationships with customers and knowledge regarding a potential source for products, but also on the quality of the parts available, the documentation tracing the history of the parts and the price.

GOVERNMENT REGULATION

     The aviation industry is highly regulated in the United States by the FAA and the equivalent regulatory agencies in other countries. While the business of selling after-market engines and engine parts is not regulated by the FAA, the aircraft engines, engine components and airframe materials must be accompanied by documentation which enable the customers to comply with applicable regulatory requirements. Aircraft operators must maintain logs concerning the utilization and condition of aircraft engines, life-limited engine components and airframes.

     Before engine components may be installed in an aircraft engine, they must meet certain standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. Engine components must also be traceable to sources deemed acceptable by such agencies. Although the Company believes it complies with the highest level of such regulatory standards, standards may change in the future, requiring engine components already contained in the Company's inventory to be scrapped or modified. Aircraft engine manufacturers may also develop new engine components to be used in lieu of engine components already contained in the Company's inventory. In all such cases, to the extent that the Company has such engine components in its inventory, their value may be reduced.

     Management believes that the industry will be subject to continued regulatory activity. Increased oversight has and will continue to originate with quality assurance departments at airline operators. The Company has been able to meet all such requirements to date, and believes that it will meet any additional requirements that may be imposed. There can be no assurance, however, that new, more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not have a material adverse impact on the Company.

ENVIRONMENTAL MATTERS

     The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations and due to the current nature of the Company's business there is little or no direct cost associated with such compliance.

PRODUCT LIABILITY

     The Company's business exposes it to possible claims for personal injury or death which may result from the failure of an aircraft spare part or engine sold by it. While the Company maintains what it believes to be adequate aviation product liability insurance to protect it from such claims, and while no material claims have, to date, been made against the Company, no assurance can be given that claims will not arise in the future or that such insurance coverage will be adequate. Although, the Company currently maintains insurance coverage in the amount of $500 million on an aggregate and per claim basis, there can be no assurance that insurance coverage can be maintained in the future at an acceptable cost. Any such liability not covered fully or partially by insurance or third-party indemnification could have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

EMPLOYEES

     As of December 31, 1997, the Company had 65 full-time employees. None of the Company's employees are members of a labor union. The Company believes that its relations with its employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC SALES

     Total revenues derived from sales to domestic and international customers accounted for 79% and 21%, respectively, for the year ended December 31, 1997, 77% and 23%, respectively, for the year ended December 31, 1996 and 95% and 5%, respectively, for the year ended December 31, 1995.

ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company owns its newly built 45,000 square foot office facility located on 2.5 acres in the Sawgrass International Corporate Park, Sunrise, Florida which is near Fort Lauderdale, Florida. The Company's address is 14000 N.W. 4th Street, Sunrise, Florida 33325. As of December 31, 1997, the property was subject to a mortgage held by BankAtlantic with a remaining balance of $1,079,787, which was fully repaid in January 1998.

     The Company leases a 29,200 square foot facility, assumed in connection with the acquisition of IASI, located at 821/837 Industrial Road, San Carlos, California 94070. The property is subject to a lease which expires January 31, 1999 (the "IASI Lease"). Under the terms of the lease, the current monthly base rental is $21,771 per month, subject to increases each year based on the consumer price index.

     The Company leases a 8,500 square foot facility of office and warehouse space entered into in connection with the acquisition of Aero Support, located at 44 Hudson Street, New York, New York 10013. The lease provides for an initial term ending on September 9, 1998 with an option on the part of the Company to extend the term for a one-year and then five-year period. The annual rent payable for the initial term is $50,000 and for the initial extension is $132,000, in the case of each extension, on a triple net basis. The rent for the five-year extension will be based on market conditions at the time of renewal.

     The Company leases a 4,000 square foot facility of office and warehouse space, assumed in connection with the acquisition of Aero Support, located at 112 Turn Row, Lafayette, Louisiana 70502. The lease provides for a term ending September 30, 2001 at a base rental of $14,400 per year plus certain operating expenses.

     In addition, the Company's Board of Directors has approved the construction of a new facility in the Sawgrass International Corporate Park area, which is near Fort Lauderdale, Florida in anticipation of the expiration of the IASI Lease and the consolidation of operations in a single location. The new facility will consist of approximately 195,000 square feet of office and warehouse space. The final cost of the new facility is estimated to be approximately $9,500,000. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".)

ITEM 3. LEGAL PROCEEDINGS.

     There are no material legal proceedings pending against the Company or any of its property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since June 1997, the Company's Common Stock has been listed on The Nasdaq Stock Market ("NASDAQ")-National Market under the symbol "KELL." Prior to that date, the Company's Common Stock was listed on the NASDAQ-SmallCap Market under the same symbol.

     The following table sets forth the range of high and low bid prices for the Common Stock for the period from January 1996 to December 1997, as reported by NASDAQ. The quotes represent "Inter-dealer" prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.


                                                                        Common Stock
                                                                 High                  Low

Year Ended December 31, 1996:
First Quarter                                                    $7 1/4                $4 3/4
Second Quarter                                                   $8 7/8                $6 1/2
Third Quarter                                                    $8 3/8                $7
Fourth Quarter                                                   $8 9/16               $7 3/8
Year Ended December 31, 1997:
First Quarter                                                    $14 7/8               $8 1/4
Second Quarter                                                   $17 1/8               $11 7/8
Third Quarter                                                    $21 7/8               $15
Fourth Quarter                                                   $27 1/2               $17 1/8

     As of February 27, 1998, there were 8,170,080 shares of Common Stock outstanding, held by 60 stockholders of record. The Company believes that certain holders of record hold a substantial number of shares of Common Stock as nominees for a significant number of beneficial owners. The closing price for the Company's Common Stock on February 27, 1998 was $24 per share.

     The Company has not paid any cash dividends on its Common Stock to date. The payment of dividends is within the discretion of the Board of Directors. It is the present intention of the Board of Directors to retain all earnings for use in the Company's business operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

ISSUANCE OF UNREGISTERED SECURITIES DURING 1997

     All of the transactions listed below involve the issuance of securities of the Company in reliance upon Section (4)2 of the Securities Act of 1933, as amended.

     On January 15, 1997, in connection with the acquisition of substantially all of the assets and certain liabilities of IASI, the Company issued to IASI a warrant to acquire 500,000 shares of Common Stock at an exercise price of $9.25 per share, expiring January 15, 1999. During January 1998, the 500,000 warrants were exchanged for 274,390 shares of the Company's Common Stock.

     On January 15, 1997, in connection with the senior subordinated debt financing related to the IASI acquisition, the Company issued a warrant to The Equitable Life Assurance Society to acquire 305,660 shares of Common Stock at an exercise price of $10.00 per share, expiring on January 15, 2004.

     On January 15, 1997, in connection with the bridge financing related to the IASI acquisition, the Company issued warrants to Scoggin Capital Management LP, Bedford Falls Investors LP, Metropolitan Capital Advisors LP, Diversified Strategic Funds LP, Metropolitan Capital Advisors International, Ltd to acquire an aggregate 85,625 shares of Common Stock at an exercise price of $10.00 per share, expiring on April 15, 2000.

     On September 10, 1997, in connection with the acquisition of substantially all of the assets and liabilities of Aero Support, the Company issued to Aero Support (i) a warrant to acquire 75,000 shares of Common Stock at an exercise price of $22.00 per share, expiring September 9, 2000, and (ii) two warrants to acquire an aggregate of 175,000 shares of Common Stock at an exercise price of $19.00 per share, expiring September 9, 2002.

     On September 10, 1997, in connection with the acquisition of Aero Support, the Company issued to Helix Capital Corporation, LLC, (i) a warrant to acquire 2,250 shares of Common Stock at an exercise price of $22.00 per share expiring September 9, 2000, and (ii) a warrant to acquire 5,250 shares of Common Stock at an exercise price of $19.00 per share expiring September 9, 2002, relating to services performed by Helix.

     On October 10, 1997, the Company sold $50,000,000 aggregate principal amount of 5 3/4% Convertible Subordinated Notes due 2002, to BT Alex. Brown for resale to certain qualified institutional buyers. On November 14, 1997, BT Alex. Brown exercised its overallotment option and acquired an additional $4,000,000 of such notes for resale to certain qualified institutional buyers. The Notes are convertible into shares of Common Stock at a conversion price of $27.50 per share. The aggregate net proceeds to the Company from the sale of the notes was approximately $52,209,819.

ITEM 6. SELECTED FINANCIAL DATA

     The financial data set forth below should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                           YEARS ENDED DECEMBER 31,
                                --------------------------------------------------------------------------------------------------
                                                                                                                    INCEPTION
                                                                                                                    DECEMBER 28,
                                                                                                                   1993 THROUGH
                                                                                                                    DECEMBER 31,
                                                                                       1997      1996      1995       1994
                                                                                      _______   _______   _______    _______
                                                                                                  (IN THOUSANDS)

STATEMENTS OF OPERATIONS DATA:

Total revenues                                                                        $79,439   $24,922   $ 8,579    $  --

Total operating expenses                                                               61,828    20,168     7,062       --

Net operating income                                                                   17,611     4,753     1,517       --

Interest expense, net of interest income                                                3,991       645      (225)     (309)

Non-operating expenses                                                                   --        --       1,110       317

Income taxes                                                                            5,077     1,462       257        --
                                                                                      -------   -------   -------    -------

Net income (loss)                                                                     $ 8,543   $ 2,646   $   374     $   (8)
                                                                                      =======   =======   =======    =======


                                                                                         DECEMBER 31,
                                                                           ----------------------------------------
                                                                            1997       1996       1995       1994
                                                                           ------    -------    --------   --------
BALANCE SHEET DATA:

Total current assets                                                    $ 53,333   $ 19,655   $ 15,689   $    685

Total current liabilities                                                 19,020      8,565      6,019        100

Total assets                                                             134,361     29,545     21,918     11,483

Non-current obligations                                                   65,430      2,819      2,760       --

Stockholders' equity                                                      49,912     18,161     13,139      9,227


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included elsewhere herein.

     The Company, formerly named Israel Tech Acquisition Corp., was formed in December 1993 as a SPAC, the objective of which was to consummate an initial public offering and enter into a business combination with an operating business. In April 1994, the Company consummated the initial public offering. On June 22, 1995, the Company completed the acquisition of substantially all of the assets and liabilities of the commercial jet aircraft engine part distribution business of Kellstrom Industries, Inc., an indirect wholly-owned subsidiary of Rada Electronic Industries, Inc. In connection with the Closing, the Company changed its name from Israel Tech Acquisition Corp. to Kellstrom Industries, Inc. The operations of the SPAC are no longer pertinent and, accordingly, this analysis of results of operations will focus upon the actual operating results of the Company for the years ended December 31, 1997, 1996 and 1995 as reported in the Company's consolidated financial statements included elsewhere herein.

     On January 15, 1997, the Company through a wholly-owned subsidiary completed the acquisition of substantially all of the assets and certain liabilities of IASI for approximately $25,100,000 in cash and warrants to purchase 500,000 shares of Common Stock at $9.25 per share. The warrants expire in January 1999. (See Note 18(b) to the Company's consolidated financial statements for a pro forma consolidated combined statements of earnings for the years ended December 31, 1997 and 1996.) During January 1998, the 500,000 warrants were exchanged for 274,390 shares of the Company's Common Stock.

     On February 4, 1997, the Company called its publicly traded warrants (the "Public Warrants") pursuant to their terms. There were 4,166,510 Public Warrants outstanding at December 31, 1996. The Company received proceeds of $22,961,950 from the exercise of Public Warrants during the period from October 1, 1996 to March 21, 1997.

     On September 10, 1997, the Company through a wholly-owned subsidiary completed the acquisition of substantially all of the assets and certain liabilities of Aero Support for approximately $2,100,000 in cash and approximately $11,700,000 in short-term notes payable, plus 3-5 year warrants to purchase up to 250,000 shares of the Company's Common Stock at $19.00-22.00 per share. (See Note 18(b) to the Company's consolidated financial statements for a pro forma consolidated combined statements of earnings for the years ended December 31, 1997 and 1996.)

     On September 24, 1997, the Company through a wholly-owned subsidiary completed the acquisition of a portfolio of commercial aircraft and jet engines, all of which were under operating leases from Aerocar Aviation Corp. The leases expire beginning in early 1998 through the spring of 2002. The consideration paid by the Company consisted of approximately $20,300,000 in cash.

     On October 10, 1997, the Company completed a private placement of $50,000,000 aggregate principal amount of 5 3/4% Convertible Subordinated Notes (the "144A Notes") due 2002, plus an additional $4,000,000 to cover overallotments to BT Alex. Brown for resale to certain qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended. Proceeds from the offering were used for repayment of indebtedness, the purchase of inventory, and general corporate purposes including acquisitions of complementary businesses.

     On February 27, 1998, the Company signed a definitive agreement to acquire privately held Integrated Technology Corporation ("ITC") for approximately $20,225,000 in cash plus an earn-out payable over a three-year period based on certain specified criteria. In addition, the Company received a three-year option to purchase a 49% interest in a related FAA-approved overhaul facility.

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Although the Company has historically experienced increasing net sales, the Company may experience significant fluctuations in its gross margins and operating results in the future, both on an annual and a quarterly basis, caused by various factors, including general economic conditions, specific economic conditions in the commercial aviation industry, the availability, package size and price of surplus aviation material, the size and timing of customer orders, returns by and allowances to customers and the cost of capital to the Company. In a strategic response to a changing, competitive environment, the Company may elect from time to time to make certain pricing, product or marketing decisions, and any such decisions could have a material adverse effect on the Company's periodic results of operations, including net sales and net income from quarter to quarter. A large portion of the Company's operating expenses are relatively fixed. Since the Company typically does not obtain long-term purchase orders or commitments from its customers with respect to the sale of engines or engine parts, it must anticipate the future volume of orders based upon the historic purchasing patterns of its customers and upon its discussions with its customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, consolidated financial condition, results of operations or cash flows. Therefore, comparisons of recent net sales and operating results of the Company should not be taken as indicative of the results of operations that can be expected in the future. There can be no assurance that the net sales and operating results of the Company will continue at their current levels or will grow, or that the Company will be able to achieve sustained profitability on a quarterly or annual basis.

     The Company's Board of Directors has approved the construction of a new facility in the Sawgrass International Corporate Park area, which is near Fort Lauderdale, Florida in anticipation of the expiration of the IASI Lease and the consolidation of operations in a single location. The new facility will consist of approximately 195,000 square feet of office and warehouse space. The final cost of the new facility is estimated to be approximately $9,500,000.

     The Company's inability to collect receivables from a substantial sale could adversely affect the Company's financial position and results of operations for a particular period although the Company's policy is to generally sell whole engines for cash at closing. Although the Company's bad debt loss was $17,796 for the year ended December 31, 1997, the Company anticipates that it may incur greater bad debt losses in the future as its customer base grows and the Company experiences greater exposure to its customers as a result, in part, of the implementation of its program for the leasing of aircraft engines airframes. There can be no assurance that the Company will not incur significant bad debt losses in the future.

RESULTS OF OPERATIONS

Years Ended December 31, 1997 and 1996

     Net sales of aircraft and engine parts increased by 198% to $71,534,539 for the year ended December 31, 1997 as compared to $24,019,999 for the year ended December 31, 1996. The increase in net sales of aircraft and engine parts was primarily due to (i) incremental sales of approximately $23,800,000 related to the acquisition of the IASI operations, (ii) internal growth of sales of approximately $16,900,000 primarily due to additional inventory availability as a result of the Company's increased capital resources, and (iii) incremental sales of approximately $6,800,000 related to the acquisition of the Aero Support operations.

     Rental revenues increased by 777% to $7,904,610 for the year ended December 31, 1997 as compared to $901,588 for the year ended December 31, 1996. The increase in rental revenues was primarily due to (i) the Company's continued expansion into the short-term leasing business through purchases of individual assets resulting in incremental rental revenues of approximately $5,500,000 and (ii) the purchase of a portfolio of commercial aircraft and jet engines during the fourth quarter of 1997 resulting in additional rental revenues of approximately $1,500,000.

     Cost of goods sold increased by 199% to $46,800,589 for the year ended December 31, 1997 as compared to $15,649,127 for the year ended December 31, 1996; the gross profit margin decreased to 34.6% in 1997 from 34.9% in 1996. The increase in cost of goods sold was primarily due to the increased sales volume associated with the IASI and Aero Support operations as well as continued internal sales growth within the Company.

     Depreciation of equipment under operating leases increased by 684% to $4,594,399 for the year ended December 31, 1997 as compared to $586,032 for the year ended December 31, 1996. The increase in depreciation of equipment under operating leases was primarily due to (i) the Company's expansion into the short-term leasing business through purchases of individual assets resulting in incremental depreciation expense of approximately $3,300,000 and (ii) the purchase of a portfolio of commercial aircraft and jet engines during the fourth quarter of 1997, resulting in additional depreciation expense of approximately $700,000.

     Selling, general and administrative expenses increased by 154% to $8,877,598 for the year ended December 31, 1997 as compared to $3,491,457 for the year ended December 31, 1996; however, as a percentage of total revenues, selling, general and administrative expenses decreased to 11.2% in 1997 from 14.0% in 1996. The increase in selling, general and administrative expenses was primarily due to expenses of approximately $2,900,000 related to the continuing operations of IASI and Aero Support. In addition, approximately $2,500,000 related to the continued expansion of the Company's sales and warehouse operations in order to support a higher level of revenue and a corresponding greater number of whole engine and engine component transactions, and the continued addition of marketing and management personnel necessary to achieve and administer the revenue growth opportunities that are available due to the Company's expanded level of inventory investment. Selling, general and administrative expenses as a percentage of total revenues decreased primarily due to economies of scale and operating efficiencies. The Company expects selling, general and administrative expenses to continue to increase due to the Company's growth plans and need for additional personnel and facilities to support the Company's operations.

     Depreciation and amortization expense increased by 252% to $1,555,673 for the year ended December 31, 1997 as compared to $441,854 for the year ended December 31, 1996; however, as a percentage of total revenues, depreciation and amortization expense increased to 2.0% in 1997 from 1.8% in 1996. The increase in depreciation and amortization expense was primarily due to amortization of goodwill related to the IASI and Aero Support acquisitions.

     Interest expense (net of interest income) increased by 519% to $3,991,212 for the year ended December 31, 1997 as compared to $644,527 for the year ended December 31, 1996. The increase in interest expense was primarily due to interest expense and related costs of approximately $3,000,000 for the $35,600,000 and $17,300,000 of debt assumed and incurred related to the acquisitions of IASI and Aero Support, respectively, as well as interest expense of approximately $400,000 related to the overall increases in the Company's debt levels due to the investment in equipment under operating leases. The Company expects interest expense to continue to increase as the Company continues to expand its inventory levels and facilities to support future growth in operations and completes acquisitions funded by debt. There can be no assurance, however, that the Company's operations will expand or that it will complete any material acquisitions.

     Net income increased by 223% to $8,542,519 for the year ended December 31, 1997 as compared to $2,646,343 for the year ended December 31, 1996. Basic earnings per common share increased by 31% to $1.18 for the year ended December 31, 1997 as compared to $0.90 for the year ended December 31, 1996. Diluted earnings per common share increased by 70% to $0.95 for the year ended December 31, 1997 as compared to $0.56 for the year ended December 31, 1996.

Years Ended December 31, 1996 and 1995

     Net sales of aircraft and engine parts increased by 180% to $24,019,999 for the year ended December 31, 1996 as compared to $8,579,017 for the year ended December 31, 1995. The increase in net sales of aircraft and engine parts was primarily due to the increased availability of cash resources to acquire inventory for resale. The Company believes that the availability of inventory is a critical factor in achieving sales growth in its industry.

     Rental revenues increased by 100% to $901,588 for the year ended December 31, 1996 as compared to no rental revenue for the year ended December 31, 1996. The increase in rental revenues was primarily due to the Company entering into two new operating leases during the year ended December 31, 1996.

     Cost of goods sold increased by 191% to $15,649,127 for the year ended December 31, 1996 as compared to $5,378,053 for the year ended December 31, 1995; however, gross profit margins decreased to 34.9% in 1996 from 37.3% in 1995. The increase in cost of goods sold was primarily due to increased sales volume and a shift in the sales mix during 1996. During the year ended December 31, 1995, the gross profit margin was unusually high as a result of several large, very profitable engine sales. The Company does not anticipate that the unusually high gross profit margins experienced in the fourth quarter of 1995 will continue on a regular basis.

     Depreciation of equipment under operating leases increased by 100% to $586,032 for the year ended December 31, 1996 as compared to no depreciation of equipment under operating leases for the year ended December 31, 1995. The increase in depreciation of equipment under operating leases was primarily due to the depreciation associated with the two new operating leases entered into during the year ended December 31, 1996.

     Selling, general and administrative expenses increased by 136% to $3,491,457 for the year ended December 31, 1996 as compared to $1,482,048 for the year ended December 31, 1995; however, as a percentage of total revenues, selling, general and administrative expenses decreased to 14.0% in 1996 from 17.3% in 1995. The increase in selling, general and administrative expenses was primarily due to expanding the Company's office and warehouse facilities along with its sales, administrative and warehouse personnel levels to efficiently address the Company's increased inventories and the resultant increased volume of revenues.

     Depreciation and amortization expense increased by 118% to $441,854 for the year ended December 31, 1996 as compared to $202,331 for the year ended December 31, 1995; however, as a percentage of total revenues, depreciation and amortization decreased to 1.8% in 1996 from 2.4% in 1995. The increase in depreciation and amortization expense was primarily due to increased depreciation expense resulting from the expansion of the Company's office and warehouse facilities during the year ended December 31, 1996.

     Interest expense (net of interest income) increased by 186% to $644,527 for the year ended December 31, 1996 as compared to net interest income of $225,452 for the year ended December 31, 1995. The increase in interest expense was primarily due to the increase in the borrowing levels necessary to expand the Company's inventory levels, as well as financing of the expansion of the Company's office and warehouse facilities.

     Net income increased by 607% to $2,646,343 for the year ended December 31, 1996 as compared to $374,439 for the year ended December 31, 1995. Basic earnings per common share increased by 543% to $0.90 for the year ended December 31, 1996 as compared to $0.14 for the year ended December 31, 1995. Diluted earnings per common share increased by 460% to $0.56 for the year ended December 31, 1996 as compared to $0.10 for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES.

     As of December 31, 1997, the Company's liquidity and capital resources included cash and cash equivalents of $462,676 and working capital of $34,313,730. As of December 31, 1997, total outstanding debt was $73,088,800 as compared to $8,187,595 as of December 31, 1996. As of December 31, 1997, the outstanding principal balance on the 144A Notes was $54,000,000 and the Company had contractual lines of credit totaling $55,000,000 of which $27,048,011 was available.

     Cash flows used in operating activities for the year ended December 31, 1997 was $22,356,482 compared with $2,622,996 for the year ended December 31, 1996. The primary uses of cash for operating activities during the year ended December 31, 1997 was due to purchases of equipment under operating leases of $51,891,994 and an increase in accounts receivable and prepaid expenses with a corresponding decrease in accounts payable which amounted to $8,183,434. The primary sources of cash for operating activities for the year ended December 31, 1997 was due to a decrease in inventory and increase in accrued expenses which amounted to $22,504,327, coupled with net income of $8,542,519 and total depreciation and amortization of $6,910,091.

     Cash flows used in investing activities for the year ended December 31, 1997 was $28,952,749 compared with $2,540,491 for the year ended December 31, 1996. The primary uses of cash for investing activities for the year ended December 31, 1997 was related to the acquisitions of IASI and Aero Support for $27,709,430 and purchases of property, plant and equipment for $2,418,677, offset by proceeds from the sale of investment securities of $428,499.

     On January 15, 1997, the acquisition of IASI was completed and primarily financed through the issuance of $15,000,000 in senior subordinated debt (the "Senior Debt") and warrants, as well as the proceeds of a $6,000,000 subordinated bridge loan ("Bridge Loan") and warrants with the balance from the Company's working capital. The Company also assumed IASI's existing debt, including various credit facilities with Union Bank of California ("Union Bank") secured by IASI's assets, which facilities provided for credit of up to a maximum of approximately $20,000,000 as of the date of the acquisition. The amount of credit outstanding as of the date of acquisition was $14,555,826. Interest on the credit facilities accrued daily and ranged from .50% to 1.00% above Union Bank's prime rate, and was payable monthly. In March 1997, the remaining balance outstanding on this credit facility was fully repaid.

     The Company entered into certain short-term equipment leases during the years ended December 31, 1997 and 1996, and acquired certain other equipment under lease as part of the IASI acquisition. The Company continues to believe this activity should allow it to liquidate the remaining maintenance value of jet engines on a profitable basis by realizing both rental revenue as well as maintenance reserve fees charged to the Company's engine lease customers for their utilization of such engines. Upon the full consumption of the remaining maintenance value of the equipment, the Company will evaluate the equipment's condition in order to determine if such equipment should be refurbished or should be disassembled into piece parts in support of the Company's parts supply business. These leases are accounted for as operating leases.

     The Company's acquisition of Aero Support was financed primarily through the issuance of short-term notes payable, which were due from September 1997 to January 1998, the Company's working capital and warrants. The Company also assumed Aero Support's existing debt of $3,498,537, which was immediately paid by the Company upon consummation of the acquisition. The amount of short-term notes payable as of the date of acquisition and December 31, 1997 was $11,687,867 and $2,688,410, respectively. Interest on the remaining short-term notes payable accrued at an annual rate equal to the prime rate and was fully repaid during January 1998.

     Cash flows provided by financing activities for the year ended December 31, 1997 was $51,617,653 compared with $5,106,870 for the year ended December 31, 1996. The primary sources of cash for financing activities for the year ended December 31, 1997 related to proceeds from the issuance of the 144A Notes of $54,000,000 and issuance of Common Stock of $20,776,420, offset by repayments of debt incurred and assumed of $18,363,997 and payment of deferred financing costs of $4,432,355.

     On December 23, 1996, the Company entered into a Revolving Loan Agreement with Barnett Bank, N.A. This Revolving Loan Agreement replaced the working capital line and the guidance line with BankAtlantic, and increased the Company's bank credit lines from $8.0 million to $15.0 million. This arrangement reduced the interest rate paid by the Company from 1% above BankAtlantic's prime rate to 1/8% below Barnett's prime rate or, at the Company's option, to LIBOR plus 275 basis points. Indebtedness under the Revolving Loan Agreement was secured by substantially all the Company's assets. The advance rate formulas under this bank facility were liberalized to provide for advances against foreign receivables. This modification is important to the Company as its foreign business has recently represented a greater percentage of its total revenues.

     On April 24, 1997, in order to modify and consolidate its current credit facilities, the Company entered into a $55,000,000 revolving loan agreement with Barnett Bank, N.A. The loan bears interest at .25% below the bank's prime rate (which was 8.25% at February 27, 1998) and is due on April 24, 1998. On April 28, 1997, utilizing funds from the new facility, the Company paid $13,640,774 to fully satisfy the existing credit lines outstanding with Union Bank. The new loan agreement is secured by substantially all of the Company's assets. Effective March 11, 1998, the Company's credit facility has been expanded to a three-year $100,000,000 lending agreement. The interest rate under the new expanded credit facility is .25% below the bank's prime, or at the Company's option, LIBOR plus 175-275 basis points.

     During the year ended December 31, 1997, the Company's highest utilization of its Barnett Bank $55,000,000 working capital line was $26,868,581. The outstanding balance at December 31, 1997 on the Barnett Bank revolving credit facility was $4,070,603.

     As of December 31, 1997, the Company had a first mortgage of $1,079,787 (including a $750,000 construction/mortgage loan) held by BankAtlantic and secured by the Company's office and warehouse facilities. The interest on the mortgage is 10.49% per annum. Principal and interest are payable in monthly installments of $20,238. Principal is amortized over a ten-year period with a final payment of $20,238 due May 2005. During January 1998, the Company fully repaid the first mortgage held by BankAtlantic.

     The Senior Debt is held by The Equitable Life Assurance Society of the United States ("Equitable"). The interest rate on the Senior Debt is 11 3/4% per annum, payable quarterly. Additionally, warrants to purchase 305,660 shares of Common Stock were issued to Equitable. The warrants are exercisable at $10 per share and expire on January 15, 2004. Principal on this debt is payable in two equal annual installments beginning January 15, 2002 and a final payment in the amount of $1,250,000 payable on January 15, 2004. The outstanding balance at December 31, 1997 on the Senior Debt was $11,250,000. An advance principal payment of $3,750,000, along with a prepayment penalty of 1%, was made by the Company on October 10, 1997 with the proceeds received from the 144A Notes offering. Moreover, the Company may at its option, redeem up to an additional $750,000 (along with a prepayment penalty of 1%) of principal amount of Senior Debt concurrently or within five days after the occurrence of any public offering of the Company's Common Stock as long as the principal balance of the debt is not reduced below $10,500,000.

     In connection with the Bridge Loan, the Company issued warrants to purchase 75,000 shares of Common Stock at an exercise price of $10 per share, exercisable until three years from the repayment of the Bridge Loan. A portion of the Bridge Loan, in the amount of $1,000,000, was repaid on February 12, 1997 with the remaining amount of $5,000,000 being repaid on April 15, 1997.

     On February 4, 1997, the Company called its publicly traded warrants pursuant to their terms. There were 4,166,510 publicly traded warrants outstanding at December 31, 1996. Each warrant entitled the holder to purchase one share of the Company's Common Stock at an exercise price of $5.00 per share. The Company received total proceeds of $22,961,950 from the exercise of warrants during the period from October 1, 1996 to March 21, 1997.

     On September 24, 1997, the Company signed a definitive agreement with Aerocar Aviation Corp. to purchase commercial aircraft and jet engines, all of which were under operating leases, for $20,300,000 in cash. The portfolio consists of aircraft and engines on leases expiring from early 1998 through 2002. The purchase is intended to enable the Company to enter the short-term aircraft leasing business and to increase its whole engine leasing business. The agreement with Aerocar Aviation Corp. closed on October 14, 1997, and was financed with the net proceeds from the sale of the 144A Notes.

     On October 10, 1997, the Company completed a private placement under Rule 144A of the Securities Act of 1933, as amended, of $54,000,000 aggregate principal amount of the 144A Notes. Proceeds of the offering were used for repayment of indebtedness, the purchase of inventory, acquisitions of complementary businesses and general corporate purposes.

     The Company plans to take advantage of growth opportunities that are consistent with the Company's expansion and profit objectives. These growth opportunities will require the investment of cash into inventories of jet engines and jet engine parts. Greater availability of such inventories will better enable the Company to continue to increase its revenues as well as to encourage the development of strategic relationships with new customers. The Company intends to finance its inventory expansion program through its credit facilities, which were expanded in March 1998, and through the employment of its cash flows along with the management of trade credits. In the future, the Company may require additional sources of capital to continue to fund its expansion.

     The Company's Board of Directors has approved the construction of a new facility in the Sawgrass International Corporate Park area, which is near Fort Lauderdale, Florida in anticipation of the expiration of the IASI Lease and the consolidation of operations in a single location. The new facility will consist of approximately 195,000 square feet of office and warehouse space.
The final cost of the new facility is estimated to be approximately $9,500,000.

     The Company's management believes that cash flow from operations, combined with the Company's borrowing facilities should be sufficient for the Company's current level of operations. In addition, the Company continues to evaluate the expansion of its credit facility and to increase inventory purchases. However, the Company may elect to seek equity capital in the future depending upon market conditions and the capital needs of the Company.

YEAR 2000 ISSUE

     The Company has developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000 problem. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Management does not expect the financial impact of making the required system changes to be material to the Company's consolidated financial position, results of operations or cash flows which are being funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of SFAS 130 on the Company's consolidated financial position, results of operations or cash flows.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of SFAS 131 on the Company's consolidated financial position, results of operations or cash flows.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 standardizes the disclosure requirements of SFAS 87 and SFAS 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of SFAS 132 on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial statements for the years ended December 31, 1997, 1996 and 1995, and the respective notes thereto, are set forth elsewhere in this report. An index of these financial statements appears in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the definitive Proxy Statement of the Company relating to the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

        Kellstrom Industries, Inc. Consolidated Financial Statements:

        Independent Auditors' Report

        Consolidated Balance Sheets at December 31, 1997 and 1996

        Consolidated Statements of Earnings for the years ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows for years ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements

   (2) The following financial statement schedules are filed as part of this Form 10-K:

        Schedule II - Valuation and Qualifying Accounts

   (3) See Index of Exhibits included elsewhere herein.

(b) Reports on Form 8-K:

     On March 31, 1997, the Company filed an Amended Report on Form 8-K/A. The Form 8-K/A was filed to incude the financial statements and pro forma financial information relating to the Company's acquisition of substantially all of the assets and certain liabilities of International Aircraft Support, L.P.

     On November 24, 1997, the Company filed an Amended Report on Form 8-K/A. The Form 8-K/A was filed to include the financial statements and pro forma financial information relating to the Company's acquisition of substantially all of the assets and certain liabilities of Aero Support USA, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 23, 1998                        KELLSTROM INDUSTRIES, INC.
                                                    (Registrant)

                                             By: /s/ Zivi R. Nedivi
                                                 ------------------------------
                                             Title: Chief Executive Officer and
                                             President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf by the Registrant and in the capacities and on the dates indicated.



Signature                             Title                                Date
_________                             _____                                ____

/s/ Zivi R. Nedivi                    President and Chief Executive        March 23, 1998
------------------------              Officer and Director
Zivi R. Nedivi                        (principal executive officer)

/s/ Yoav Stern                        Chairman of the Board of Directors   March 23, 1998
------------------------
Yoav Stern

/s/ John S. Gleason                   Executive Vice President             March 23, 1998
------------------------              Treasurer and President
John S. Gleason                       of Kellstrom Commercial
                                      Aircraft Division and Director

/s/ Michael W. Wallace                Chief Financial Officer              March 23, 1998
------------------------              (principal financial and
Michael W. Wallace                    accounting officer)

/s/ David Jan Mitchell                Director                             March 23, 1998
------------------------
David Jan Mitchell

/s/ Niv Harizman                      Director                             March 23, 1998
------------------------
Niv Harizman

                                    EXHIBIT INDEX

Exhibit No. Description
_______________________

3.1 The Company's Restated Certificate of Incorporation (incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1, Number 33-75750, filed with the Commission April 1, 1994).

3.2 The Company's By-laws (incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1, Number 33-75750, filed with the Commission April 1, 1994).

3.3 Certificate of Designations setting forth the terms of the Series A Junior Participating Cumulative Preferred Stock, par value $.001 per share (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A filed with the Commission on January 16, 1997).

4.1 Indenture, dated as of October 10, 1997, by and between the Company and First Union National Bank (incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on November 11, 1997).

4.2     Form of Note (included in Exhibit 4.1).

4.3 Registration Rights Agreement dated as of October 10, 1997 by and between the Company and BT Alex. Brown Incorporated (incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on November 11, 1997).

10.1 Letter Agreement among each of the Stockholders of the Company, the Company, and GKN Securities Corp. (without schedules) (incorporated by reference to Registration Statement on Form S-1, Number 33- 75750, filed with the Commission February 25, 1994).

10.2 Asset Purchase Agreement, dated February 15, 1995, among ITAC, Rada Electronic Industries Limited, Tasco Electronics Inc. and the Company (incorporated by reference to the Current Report on Form 8-K/A filed with the Commission on March 14, 1994).

10.3* Management Agreement, dated January 1, 1997, between East Shore Ventures, Inc. and the Company (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31,
        1997).

10.4* Employment Agreement, dated January 30, 1996, between Anthony Motisi and the Company (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.5* Employment Agreement, dated January 1, 1996, between Paul F. Steele and the Company (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.6* Employment Agreement, dated May 18, 1995, between John Gleason and the Company (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 30, 1996).

10.7* Employment Agreement, dated October 25, 1996, between Fred von Husen and the Company (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.8* Amendment No. 1 to Employment Agreement, dated February 14, 1997, between John Gleason and the Company (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31,
        1997).

10.9* Employment Agreement, dated April 1, 1997, between Michael Wallace and the Company.

10.10* Employment Agreement, dated October 25, 1996, between Donald E. Reynolds and the Company.

10.11 Stockholders Agreement dated August 24, 1995 among Zivi R. Nedivi, Joram D. Rosenfeld and Yoav Stern (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 30,
        1996).

10.12 Amendment, dated January 15, 1996, to Stockholders Agreement dated August 24, 1995, among Zivi R. Nedivi, Joram D. Rosenfeld and Yoav Stern (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.13 Stock Purchase Agreement dated August 24, 1995, between the Company and Zivi R. Nedivi (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 30, 1996).

10.14 Asset Purchase Agreement, dated October 28, 1996, by and among the Company, a wholly owned subsidiary of the Company and IASI (incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 23, 1997).

10.15 Form of Warrant dated January 15, 1997 between the Company and IASI (incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 23, 1997).

10.16 Securities Purchase Agreement dated as of January 15, 1997 between the Company and The Equitable Life Assurance Society of the United States (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.17 Amendment No. 1 to Securities Purchase Agreement dated February 14, 1997 between the Company and The Equitable Life Assurance Society of the United States (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.18 Warrant dated January 15, 1997 between the Company and The Equitable Life Assurance Society of the United States (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.19 Note Purchase Agreement dated as of January 9, 1997 by and among the Company and the Purchasers listed on Schedule I thereto (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.20 Amendment No. 1 to the Note Purchase Agreement dated January 15, 1997 by and among the Company and the Purchasers listed on Schedule I thereto (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.21   Form of warrant between the Company and the Purchasers listed on
        Schedule I to the Note Purchase Agreement (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31,
        1997).

10.22 Revolving Loan Agreement dated as of March 11, 1998 by and between the Company and Barnett Bank, N.A.

10.23 Letter Agreement dated March 28, 1997 by and between Helix Management Company II, LLC and Helix Capital Services, LLC (collectively "Helix") and the Company.

10.24 Rights Agreement, dated January 14, 1997, by and between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to the Registration Statement on Form 8-K/A filed with the Commission on January 16, 1997).

10.25* 1995 Stock Option Plan of the Company (incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 24,
        1997).

10.26* 1996 Stock Option Plan of the Company (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31,
        1997).

10.27*  1997 Stock Option Plan of the Company.

10.28 Asset Purchase Agreement, dated September 10, 1997, by and among Kellstrom Industries, Inc. and Aero Support Holdings, Inc., on the one hand and Aero Support, U.S.A. Inc. Zvi Bar-On, Mordechai Markowicz and Michael Navon, on the other hand. (incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 24,
        1997).

10.29 Form of Warrant between the Company and Aero Support, USA, Inc. (incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on November 11, 1997).

10.30   Warrant dated September 10, 1997 between the Company and Helix.

10.31   Warrant dated September 10, 1997 between the Company and Helix.

21      Subsidiaries of the Registrant

23      Consent of KPMG Peat Marwick LLP.

27      Financial Data Schedule

* Compensatory plan or agreement.





                                      Kellstrom Industries, Inc.
                            Schedule II - Valuation and Qualifying Accounts
                          For the years ended December 31, 1997, 1996 and 1995

                                                       Additions-        Additions-        Deductions-
                                      Balance at       charged to        based on          uncollectible         Balance at
                                      beginning        costs and         purchase           accounts                 end
  Description                         of period        expenses          accounting         written off           of period
  -----------                         ---------        ----------        ----------        ------------         -----------
1997

Allowance for doubtful accounts       $150,000         $    --           $167,990          $   17,796           $  335,786
Accumulated amortization-goodwill      409,863          1,145,663           --                   --              1,555,526

1996

Allowance for doubtful accounts       $125,531         $   24,469        $  --             $     --             $  150,000
Accumulated amortization - goodwill    138,853            271,010           --                   --                409,863

1995

Allowance for doubtful accounts       $   --           $   11,000        $168,590          $   54,059           $  125,531
Accumulated amortization - goodwill       --              138,853           --                   --                138,853


                          STATEMENT OF DIFFERENCES
                          ------------------------

The section symbol shall be expressed as..............................  'SS'

The following Consolidated Financial Statements are attached hereto:

                                                                                      Page
                                                                                      ____

Kellstrom Industries, Inc. Consolidated Financial Statements:

Independent Auditors' Report                                                           F-1

Consolidated Balance Sheets at December 31, 1997 and 1996                              F-2

Consolidated Statements of Earnings for the years ended December 31, 1997,
  1996 and 1995                                                                        F-3

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997,
  1996 and 1995                                                                        F-4

Consolidated Statements of Cash Flows for years ended December 31, 1997,
  1996 and 1995                                                                        F-5

Notes to Consolidated Financial Statements                                             F-9


                          Independent Auditors' Report

The Board of Directors and Stockholders
Kellstrom Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Kellstrom Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kellstrom Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                 KPMG PEAT MARWICK LLP

Ft. Lauderdale, Florida
February 27, 1998

ITEM I.   FINANCIAL STATEMENTS

                                KELLSTROM INDUSTRIES, INC.
                               CONSOLIDATED BALANCE SHEETS


                                                                     December 31,
                                                             ------------------------------
                                                                1997              1996
                                                             ------------     -------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                              $    462,676      $    154,254
     Trade receivables, net of allowances for returns
       and doubtful accounts of $335,786 and $150,000
       for 1997 and 1996, respectively                        10,189,082         4,023,298
     Notes receivable                                          2,475,856           --
     Inventories                                              35,965,376        13,059,402
     Prepaid expenses                                          2,646,629           588,286
     Income tax receivable                                       531,762           --
     Deferred tax assets (Note 10)                               636,115           --
     Investment in securities (Note 5)                           425,759         1,829,532
                                                             ------------     -------------

           Total current assets                               53,333,255        19,654,772


Equipment under operating leases, net (Note 3)                39,932,388         2,663,968
Property, plant and equipment, net (Note 4, 7)                 5,027,096         2,943,077
Goodwill, net                                                 29,775,709         3,618,862
Deferred tax assets (Note 10)                                    --                287,594
Other assets                                                   6,293,050           376,791
                                                            ------------      ------------
           Total Assets                                     $134,361,498      $ 29,545,064
                                                            ============      ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term notes payable (Note 7)                      $  6,759,013      $  5,157,302
     Current maturities of long-term debt and capital lease
        obligations (Note 7)                                   1,079,787           211,068
     Accounts payable                                          6,183,762         1,651,405
     Accrued expenses (Note 6)                                 4,996,963         1,290,393
     Income taxes payable                                        --                157,212
     Deferred tax liabilities (Note 10)                          --                 97,718
                                                             ------------     -------------
            Total current liabilities                         19,019,525         8,565,098


Long-term debt and capital lease obligations, less current
  maturities (Note 7)                                         11,250,000         2,819,225
Convertible subordinated notes (Note 8)                       54,000,000           --
Deferred tax liabilities (Note 10)                               180,053           --
                                                             ------------     -------------
            Total Liabilities                                 84,449,578        11,384,323


Stockholders' Equity: (Note 11)
     Preferred stock, $ .001 par value; 1,000,000 shares
         authorized;
            None issued                                           --               --
      Common stock, $ .001 par value; 20,000,000 shares
         authorized; 7,879,356 shares and 3,315,308 shares
         issued and outstanding in 1997 and 1996,
         respectively                                              7,879             3,315
     Additional paid-in capital                               39,027,053        14,871,559
     Retained earnings                                        11,555,161         3,012,642
     Loans receivable from directors and officers               (362,415)           --
     Unrealized (loss)/gain on investment securities, net       (315,758)          273,225
                                                            -------------     -------------

         Total Stockholders' Equity                           49,911,920        18,160,741
                                                            -------------     -------------

         Total Liabilities and Stockholders' Equity         $134,361,498       $29,545,064
                                                            =============     =============

               See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                              Years Ended December 31,
                                                                   ---------------------------------------------
                                                                        1997            1996            1995
                                                                   ------------    ------------    ------------

Sales of aircraft and engine parts, net                            $ 71,534,539    $ 24,019,999    $  8,579,017
Rental revenues                                                       7,904,610         901,588          --
                                                                   ------------    ------------    ------------
Total revenues                                                       79,439,149      24,921,587       8,579,017

Cost of goods sold                                                  (46,800,589)    (15,649,127)     (5,378,053)
Depreciation of equipment under operating leases                     (4,594,399)       (586,032)           --
Selling, general and administrative expenses                         (8,877,598)     (3,491,457)     (1,482,048)
Depreciation and amortization                                        (1,555,673)       (441,854)       (202,331)
                                                                   ------------    ------------    ------------
Total operating expenses                                            (61,828,259)    (20,168,470)     (7,062,432)

Operating income                                                     17,610,890       4,753,117       1,516,585

SPAC operating costs and expenses                                          --              --          (389,361)

Investment advisory expenses                                               --              --          (720,795)

Interest expense                                                     (4,390,384)       (662,528)       (145,304)
Interest income                                                         399,172          18,001         370,756
                                                                   ------------    ------------    ------------

    Income before income taxes                                       13,619,678       4,108,590         631,881

Income taxes (Note 10)                                               (5,077,159)     (1,462,247)       (257,442)
                                                                   ------------    ------------    ------------

    Net income                                                     $  8,542,519    $  2,646,343     $   374,439
                                                                   ============    ============    ============


Earnings per common share - basic                                  $       1.18    $       0.90     $      0.14
                                                                   ============    ============    ============

Earnings per common share - diluted                                $       0.95    $       0.56     $      0.10
                                                                   ============    ============    ============

Weighted average number of common shares outstanding - basic          7,266,534       2,943,902       2,745,265
                                                                   ============    ============    ============

Weighted average number of common shares outstanding - diluted        9,394,439       4,759,890       3,609,956
                                                                   ============    ============    ============



           See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                           Loans
                     Common Stock        Preferred Stock                     Retained    Receivable  Net unrealized
                --------------------   ---------------------   Additional    Earnings/      from     (loss)/gain on
                  Number                 Number                  Paid-in   (Accumulated   Directors    Investment     Stockholders'
                of shares     Amount   of shares      Amount     Capital      Deficit)  and Officers   Securities        Equity
                ---------     ------   ---------      ------    ---------     --------  ------------   -----------      -------
Balances,
  December 31,
  1994          2,220,215     $2,220       --            --     $9,232,814    $ (8,140)      --             --         $9,226,894

Reclassify
  common stock
  whose
  redemption
  rights have
  expired         429,785        430       --            --      2,155,733          --       --             --          2,156,163


Issuance of
  common stock
  and warrants
  to investment
  banker in lieu
  of fees for
  financial
  advisory
  services
  provided
  with respect
  to the
  Acquisition      50,000         50       --            --        381,200          --       --             --            381,250

Purchase of
  common stock by
  Company
  President
  (@ 5.50 per
  share)          181,818        182       --            --        999,818          --       --             --          1,000,000

Net Income           --           --       --            --             --       374,439     --             --            374,439
                 -------------------    --------------------   -------------------------   --------------------        ----------

Balances,
  December
  31, 1995      2,881,818      2,882       --            --     12,769,565       366,299     --             --         13,138,746

Exercise of
  warrants        433,490        433       --            --      2,101,994          --       --             --          2,102,427

Unrealized
  gain on
  investment
  securities,
  net                 --          --        --            --            --          --       --         273,225           273,225

Net income            --          --        --            --            --      2,646,343    --             --          2,646,343
                 -------------------    --------------------   -------------------------   --------------------        ----------
Balances,
  December
  31, 1996      3,315,308      3,315        --            --     14,871,559     3,012,642    --         273,225        18,160,741

Exercise of
  warrants      4,564,048      4,564        --            --     20,771,856          --      --             --         20,776,420

Issuance of
  warrants
  related to the
  IASI and
  Aero Support
  acquisitions        --          --        --           --       1,853,192          --      --             --          1,853,192

Issuance of
  warrants in
  lieu of
  financing
  fees provided
  with
  respect to
  IASI
  acquisition         --         --        --           --       1,530,446           --      --             --         1,530,446

Borrowings on
  loans
  receivable          --         --        --           --          --               --    (362,415)        --          (362,415)

Unrealized
  loss on
  investment
  securities,
  net                 --         --        --           --          --               --      --        (588,983)        (588,983)

Net income            --         --        --           --          --         8,542,519     --             --         8,542,519
                 -------------------    --------------------   -------------------------   --------------------        ----------

Balances,
  December
  31, 1997       $7,879,356      7,879        --         --     $39,027,053   $11,555,161  $(362,415)  $(315,758)     $49,911,920
                =====================    ====================  =========================  =====================      ===========


           See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                         1997          1996         1995
                                                                     ------------- ------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                            $ 8,542,519   $ 2,646,343    $ 374,439
Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization                                      1,555,673       441,854      202,331
     Depreciation of equipment under operating leases                   4,594,399       586,032      --
     Acquisition expenses paid through issuance of common stock           --            --           381,250
     Amortization of deferred financing costs                             760,019        30,172        4,132
     Purchase of equipment under operating  leases                    (51,891,994)   (3,250,000)      --
     Deferred income taxes                                                 80,631        12,285     (358,469)
     Loss on sales of investment securities                                38,051       --           --

Changes in operating assets and liabilities:
     Increase in trade receivables, net                                (2,392,056)     (704,273)  (1,062,397)
     Decrease (increase) in inventories                                18,797,757      (621,351)  (7,616,960)
     Increase in prepaid expenses                                      (3,042,546)     (351,704)    (121,284)
     Decrease (increase) in other assets                                  330,878      (255,655)      (4,763)
     Decrease in accounts payable                                      (2,748,832)     (515,809)    (366,250)
     Increase in accrued expenses                                       3,706,570       431,661      551,457
     (Increase) decrease in income taxes payable                         (687,551)     (486,519)     540,587
                                                                     ------------- ------------- ------------
           Net cash used in operating activities                      (22,356,482)   (2,622,996)  (7,475,927)
                                                                     ------------- ------------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of US  Government securities                      --            --        10,786,209
     Proceeds from sale of Treasury bills                                 --            --           594,518
     Purchase of investment securities                                    --         (1,200,000)     --
     Purchase of KST assets, net of cash acquired                         --            --        (5,790,800)
     Purchase of IASI assets, net of cash acquired                    (25,053,141)      --           --
     Proceeds from sales of investment securities                         428,499       --           --
     Purchase of Aero Support assets, net of cash acquired             (2,656,289)      --           --
     Purchase of property, plant and equipment                         (2,418,677)   (1,372,244)    (262,974)
     Proceeds from sales of property, plant and equipment                 744,744        --          --
     Other                                                                  2,115        31,753      --
                                                                     ------------- ------------- ------------
           Net cash provided by (used in) investing activities        (28,952,749)   (2,540,491)   5,326,953
                                                                     ------------- ------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit agreement                      1,086,699       --           --
     Proceeds from the issuance of debt                                21,000,000    27,577,960    2,250,000
     Debt repayment, including capital lease obligation               (40,450,696)  (24,499,503)    (943,560)
     Proceeds from the issuance of subordinated debentures             54,000,000       --           --
     Proceeds from the issuance of common stock                        20,776,420     2,102,427    1,000,000
     Borrowings for loans receivable from directors and officers         (362,415)      --           --
     Payment of deferred financing costs                               (4,432,355)      --           --
     Other                                                                  --          (74,014)     (18,951)
                                                                     ------------- ------------- ------------
           Net cash provided by financing activities                   51,617,653     5,106,870    2,287,489
                                                                     ------------- ------------- ------------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                        308,422       (56,617)     138,515

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                              154,254       210,871       72,356
                                                                     ------------- ------------- ------------
CASH & CASH EQUIVALENTS, END OF PERIOD                                $   462,676   $   154,254   $  210,871
                                                                     ============= ============= ============


                                   (continued)

           See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)



                                                                         YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                    1997          1996          1995
                                                                -------------  ------------  ------------
Supplemental disclosures of non-cash investing and financing activities:

          KST assets acquired for notes payable                  $    --        $    --       $2,230,000
                                                                =============  ============  ============

          Issuance of common stock for acquisition expenses      $    --        $    --       $  381,250
                                                                =============  ============  ============

          IASI assets acquired for  warrants                     $ 1,173,134    $    --       $     --
                                                                =============  ============  ============

          Aero Support assets acquired for warrants              $   680,058    $    --       $     --
                                                                =============  ============  ============

          Net transfer of equipment under operating
            leases to inventories                                $10,029,175    $    --       $     --
                                                                =============  ============  ============

          Deferred financing costs paid through
            the issuance of warrants                             $ 1,530,446    $    --       $     --
                                                                =============  ============  ============

          Unrealized gain/(loss) on investment securities, net   $  (588,983)   $   273,225   $     --
                                                                =============  ============  ============

Supplemental disclosures of cash flow information:
          Cash paid during the period for:

          Interest                                               $ 2,436,209    $   558,083   $   155,144
                                                                =============  ============  ============

          Income taxes                                          $  5,685,502    $ 1,936,481   $    26,680
                                                                =============  ============  ============

Supplemental disclosures of purchase of IASI assets, net
  of liabilities:
          Cash                                                  $     36,709
          Receivables                                              1,621,664
          Inventory                                               27,275,861
          Prepaid expenses and other assets                        1,132,400
          Property, plant and equipment                               74,865
          Goodwill                                                14,055,172
          Other assets                                                26,177
                                                                -------------
                   Total assets                                 $ 44,222,848
                                                                =============

          Accrued expenses                                      $  2,350,280
          Accounts payable                                         1,530,786
          Notes payable                                           14,078,798
                                                                -------------
                   Total liabilities                              17,959,864
                                                                =============

                   Net acquisition cost                           26,262,984

          Less warrants issued to seller                           1,173,134
                                                                -------------

          Cash paid to seller at closing                          25,089,850

          Less cash acquired                                          36,709
                                                                -------------

                   Net cash used in acquisition                 $ 25,053,141
                                                                =============

                                   (continued)



           See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)



                                                              YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                         1997           1996           1995
                                                      ------------  -------------  -------------

Supplemental disclosures of purchase of Aero
  Support assets, net of liabilities:

          Cash                                       $    426,929
          Receivables                                   2,152,064
          Inventory                                     5,091,063
          Prepaid expenses and other current assets       359,253
          Property, plant, and equipment                   37,926
          Goodwill                                     13,198,554
          Intangible - Non compete                      1,080,000
          Other assets                                      4,014
                                                      ------------
                        Total assets                  $22,349,803
                                                      ============

          Accrued expenses                             $  238,803
          Accounts payable                              3,161,320
          Notes payable - Bank                          3,498,537
                                                      -----------
                        Total liabilities               6,898,660
                                                      ============

                        Net acquisition cost           15,451,143

          Less warrants issued to sellers                 680,058

          Less notes payable to sellers                11,687,867
                                                      -----------

          Cash paid to sellers at closing               3,083,218

          Less cash acquired                              426,929

                                                      -----------

                        Net cash used in acquisition  $ 2,656,289
                                                      ============


Supplemental disclosures of purchase of KST assets
  net of liabilities:
          Cash                                                                      $   209,200
          Receivables                                                                 2,256,628
          Warrants                                                                      200,000
          Inventory                                                                   4,235,059
          Prepaid expenses                                                               87,146
          Property, plant and equipment                                               1,522,586
          Goodwill                                                                    4,060,477
          Other assets                                                                   64,491
                                                                                   -------------
                         Total assets                                               $12,635,587
                                                                                   =============


                                   (continued)

           See accompanying notes to consolidated financial statements

                                  KELLSTROM INDUSTRIES, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (CONTINUED)



                                                              YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                         1997           1996           1995
                                                      ------------  -------------  -------------

          Accrued expenses                                                           $  310,303
          Accounts payable                                                            2,533,464
          Notes payable                                                               1,561,820
                                                                                     -----------
                         Total liabilities                                            4,405,587
                                                                                     ==========
                         Net acquisition cost                                         8,230,000

          Less discounted present value of note
             given to seller                                                          2,230,000

                                                                                    ------------
          Cash paid to seller at closing                                              6,000,000

          Less cash required                                                            209,200
                                                                                   -------------

                         Net cash used in  acquisition                              $ 5,790,800
                                                                                   =============


                  See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS

Kellstrom Industries, Inc. (the "Company") (formerly known as Israel Tech Acquisition Corp.) was incorporated in Delaware on December 28, 1993 as a Specified Purpose Acquisition Company ("SPAC"), the objective of which was to consummate an initial public offering and enter into a business combination with an operating business. On June 22, 1995, the Company consummated the acquisition of all of the assets of Kellstrom Industries, Inc. ("KST") and immediately changed its name to Kellstrom Industries, Inc. The Company's principal business is the purchasing, refurbishing (through subcontractors), marketing, reselling, and leasing of aircraft jet engines, jet engine parts and commercial aircraft. The Company is also an international after-market reseller of turbojet engines and turbojet engine parts for helicopters and large transport aircraft. The Company's customers include major domestic and international airlines, engine manufacturers, engine part distributors and dealers and overhaul service suppliers throughout the world. The Company's business enables customers to reduce their engine maintenance costs by providing Federal Aviation Administration approved engine parts on a timely basis and at competitive prices.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION

Revenue is recognized upon shipment of the product to the customer net of an estimated allowance for sales returns. Revenue from equipment under operating leases is recognized as rental revenue on a straight-line basis over the lease term.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is primarily determined using the specific identification method for individual part purchases and on an allocated cost basis for whole engines and aircraft. Inventories are made up primarily of new, refurbished and as removed engines and engine parts.

INVESTMENT IN SECURITIES

Investment in securities at December 31, 1997 and 1996 consist of equity securities. All equity securities are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis.

A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

EQUIPMENT UNDER OPERATING LEASES

The cost of the asset under lease is the original purchase price plus overhaul costs. Depreciation of the cost is computed based on a usage-variable method, which adjusts straight-line depreciation to reflect the usage levels of the equipment. Maintenance and repair costs are expensed as incurred.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Machinery and equipment under capital leases are stated at the lesser of fair value or present value of minimum lease payments. Depreciation on property, plant and equipment is calculated on the straight-line method over the following estimated useful lives: building and improvements - 25 years, machinery and equipment - 3 to 10 years and furniture and fixtures - 7 years. Machinery and equipment held under capital leases are amortized straight-line over the shorter of the lease term or the estimated useful life indicated above.

GOODWILL

Goodwill represents the excess of purchase price over fair value of net assets acquired, which is amortized on a straight-line basis over the expected periods to be benefited, generally 15 to 20 years. Amortization expense of goodwill was $1,145,663, $271,010 and $138,853 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company assesses the recoverability of the carrying value of goodwill by determining whether the carrying value can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization of goodwill was $1,555,526 and $409,863 at December 31, 1997 and 1996, respectively.

DEFERRED FINANCING COSTS

Deferred financing costs are capitalized and amortized on a straight-line basis over the life of the related debt, which currently approximates one to seven years. Amortization expense was $760,019, $30,172, and $4,132 for the years ended December 31, 1997, 1996 and 1995, respectively.

INCOME TAXES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments, consisting of cash and cash equivalents, trade accounts receivables, other current assets, equipment under operating leases, trade accounts payables, accrued expenses, and notes payable to banks, is based on the short maturity of these instruments which approximates fair value at December 31, 1997 and 1996. The fair value of the senior subordinated debt and convertible subordinated debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers which approximate fair value at December 31, 1997. Investment securities available for sale are recorded at fair value based on quoted market prices.

COMMITMENTS AND CONTINGENCIES

During 1997, the Company entered into agreements to purchase six aircraft engines at a total purchase price of $29,478,948. The Company is committed to purchasing the engines upon successful completion of certain inspections. At December 31, 1997, the purchases had not yet been consummated.

The Company's Board of Directors has approved the construction of a new facility in the Sawgrass International Corporate Park area, which is near Fort Lauderdale, Florida in anticipation of the expiration of the IASI Lease and the consolidation of operations in a single location. The new facility will consist of approximately 195,000 square feet of office and warehouse space. The final cost of the new facility is estimated to be approximately $9,500,000.

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

EARNINGS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting basic and fully diluted earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares assume the exercise of all dilutive stock options and warrants. The weighted average number of common shares outstanding used to compute basic and fully diluted EPS was 7,266,534 and 9,394,439 for the year ended December 31, 1997, 2,943,902 and 4,759,890 for the year ended December 31, 1996, and 2,745,265 and
3,609,956 for the year ended December 31, 1995. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this SFAS No. 121 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

STOCK OPTIONS

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 31, 1997. Management does not anticipate a significant impact of the adoption of SFAS No. 130 on the Company's consolidated financial position, results of operations or cash flows.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of SFAS No. 131 on the Company's consolidated financial position, results of operations or cash flows.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 standardizes the disclosure requirements of SFAS 87 and SFAS 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of SFAS 132 on the Company's consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain 1996 financial statement amounts have been reclassified to conform with the 1997 presentation.

2.  ACQUISITIONS

On January 15, 1997, the Company through a wholly-owned subsidiary completed the acquisition of substantially all of the assets and assumed certain of the liabilities of International Aircraft Support, L.P. ("IASI"), a California limited partnership, for a cash purchase consideration of approximately $25,100,000 and issued warrants, with an expiration date of two years from January 15, 1997, to purchase 500,000 shares of the Company's Common Stock at $9.25 per share.

The acquisition was financed through the issuance of $15,000,000 in senior subordinated debt and warrants, along with the proceeds of a $6,000,000 subordinated bridge loan and warrants ("Bridge Loan") with the balance from the Company's working capital. The Company also assumed IASI's existing debt including IASI's Union Bank of California various credit facilities that totaled approximately $20,000,000 as of the date of the acquisition. The Bridge Loan matured on April 15, 1997 and was fully repaid. The interest rate on the Bridge Loan was 10% and, additionally, 85,625 warrants that are exercisable at $10 and expire on April 15, 2000 were issued to the Bridge Loan lenders. The interest rate on the $15,000,000 senior subordinated debt is 11 3/4%, payable quarterly. Additionally, 305,660 warrants were issued to this lender, such warrants are exercisable at $10 and expire on January 15, 2004. Principal on this debt is payable in three equal annual installments beginning January 15, 2002.

On September 10, 1997, the Company through a wholly-owned subsidiary completed the acquisition of substantially all of the assets and liabilities of Aero Support USA, Inc. ("Aero Support") for approximately $13,800,000 in cash (the "Cash Purchase Price") and three warrants. One warrant is for the purchase of 75,000 shares of Common Stock at an exercise price of $22.00 per share, expiring in three years. The other two warrants are for the purchase of an aggregate 175,000 shares of Common Stock at an exercise price of $19.00 per share, expiring in five years. Up to an additional $5,000,000 cash consideration may be paid in the form of an earn-out payable over three years based on certain specified criteria.

In addition to the $2,100,000 paid at closing, a portion of the Cash Purchase Price consisted of the issuance of (i) a promissory note in the aggregate principal amount of $9,000,000,which matured and was fully repaid on September 17, 1997, bearing interest at the prime rate of interest charged from time to time by Barnett Bank, N.A. (Kellstrom's senior lender) on short-term loans and
(ii) two promissory notes in the aggregate principal amount of $2,700,000, which matured and was fully repaid on January 15, 1998, bearing interest at the same rate. The financing for the payment of the Cash Purchase Price is being funded through the Company's Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at .25% below the prime rate or at LIBOR plus 225 basis points and are secured by substantially all the assets of the Company.

Both the IASI and Aero Support acquisitions have been accounted for using the purchase method for accounting in accordance with APB Opinion No. 16, "Business Combinations," and accordingly, the operating results from both IASI and Aero Support have been included in the operating results since the dates of acquisition. A Pro Forma Consolidated Combined Statements of Earnings - Unaudited has been provided in Note 18(b) to report the results of operations for the years ended December 31, 1997 and 1996 as though the acquisitions had occurred at the beginning of the period being reported.

3.  EQUIPMENT UNDER OPERATING LEASES, NET

Equipment under operating leases consists primarily of aircraft and engines with typical lease terms of less than 18 months. At December 31, 1997 and 1996, equipment under operating leases consists of the following:



                                                                     1997                 1996
                                                                     -----                ----
Equipment under operating leases                                 $  42,766,620        $   3,250,000
Accumulated depreciation                                            (2,834,232)            (586,032)
                                                                 ---------------      --------------
                                                                 $  39,932,388        $   2,663,968
                                                                 ===============      ==============



At December 31, 1997, future minimum rental revenue on equipment under operating leases are as follows:

            1998                                   $ 4,166,800
            1999                                     2,300,000
            2000                                     1,980,000
            2001                                     1,980,000
            2002                                       495,000
                                                   ------------
                                                   $10,921,800
                                                   ============



4.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at December 31, 1997 and 1996 consists of the following:



                                                                     1997                 1996
                                                                     -----                ----
Land                                                             $  2,133,642         $    422,600
Building and Improvements                                           1,824,552            1,807,192
Machinery and Equipment                                             1,496,438              715,038
Furniture and Fixtures                                                545,486              222,052
                                                                 ---------------      --------------

                                                                    6,000,118            3,166,882
Accumulated Depreciation                                           (1,157,450)            (223,805)
                                                                 ---------------      --------------

                                                                    4,842,668            2,943,077
Construction in Progress                                              184,428              --
                                                                 ---------------      --------------

                                                                 $  5,027,096         $  2,943,077
                                                                 ===============      ==============


5.  INVESTMENT IN SECURITIES

Upon consummation of the acquisition of the assets of KST, the Company received warrants to purchase 400,000 shares of common stock of Rada (the "Rada Warrants") at $3.00 per share, commencing on July 1, 1995 and expiring on or before July 1, 2000. The Rada Warrants were originally recorded at their fair value on the date of the acquisition. The Company classifies these warrants as "available for sale." In December 1996, the Company exercised the Rada Warrants upon payment of $1,200,000. As a result of certain antidilution provisions contained in the Rada Warrant, the Company received 464,643 shares of Rada, representing 5.6% of the outstanding shares of Rada at the time of exercise. The Company classifies the shares of Rada as "available for sale." As of December 31, 1997, the Company's ownership of Rada common stock is 309,643 shares, representing approximately 3.7% of the then current outstanding shares.

At December 31, 1997 and 1996, the cost, gross unrealized holding gains, gross unrealized holding losses and fair value for investment in securities available for sale are as follows:



                                     1997
                                     ----
                                                  Gross Unrealized  Gross Unrealized
                                      Cost         Holding Gains     Holding Losses    Fair Value
                                 ---------------- ----------------- ----------------- --------------

Rada common stock                       $932,025                $0          $507,691       $425,759
                                 ================ ================= ================= ==============






                                      1996
                                      ----
                                                 Gross Unrealized  Gross Unrealized
                                      Cost         Holding Gains     Holding Losses    Fair Value
                                 ---------------- ----------------- ----------------- --------------
Rada common stock                     $1,400,000          $429,532                $0     $1,829,532
                                 ================ ================= ================= ==============



During the year ended December 31, 1997, the Company sold 155,000 shares of its investment in Rada. The Company received cash proceeds of $428,499 and recorded a realized loss of $38,051 related to these sales. Realized gains and losses on the sales of investments are determined on the specific identification method.

6.  ACCRUED EXPENSES

Accrued expenses at December 31, 1997 and 1996 consists of the following:


                                                                     1997                 1996
                                                                     ----                 ----

Accrued expenses                                                 $    912,513         $    198,072
Employee bonuses                                                    1,033,580              422,000
Acquisition expenses                                                    --                 122,674
Accrued interest                                                    1,359,508              111,147
Customer deposits                                                     870,300              436,500
Deferred income                                                       821,062              --
                                                                 ---------------      --------------
                                                                 $  4,996,963         $  1,290,393
                                                                 ===============      ==============


7.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations at December 31, 1997 and 1996 consists of the following:


                                                                    1997             1996
                                                                    ----             ----

11 3/4% Senior subordinated debt due
  January 15, 2004.                                             $11,250,000         $  --

First mortgage note bearing interest at 10.49% payable
in monthly installments of $20,238, including interest,
with a final payment of $20,238 due April 2005; secured
by real property with depreciated cost of $2,107,647 in
1997 and $2,175,265 in 1996. During January 1998, amount
was fully repaid.                                                 1,079,787       1,194,277

Borrowings under revolving line of credit, interest at
prime - 1/4% (8.25% at December 31, 1997), and at prime
-1/8% (8.125% at December 31, 1996) is payable monthly;
the revolving line of credit expires in April 1998.               4,070,603       5,157,302

Notes payable bearing interest at prime rate (8.25% at
December 31, 1997) related to Aero Support acquisition
with final payment due January 1998. During January
1998, amount was fully repaid.                                    2,688,410             --

Non-interest bearing note payable in semi-annual
installments of $125,000, including interest, with final
payment of $1,775,000 due June 1999. The note was
discounted using an interest rate of 9%. During March
1997, amount was fully repaid.                                         --         1,830,150

Capital lease obligations                                              --             5,866
                                                                 -----------          -----

Total long-term debt and capital lease
   obligations                                                   19,088,800       8,187,595

Less short-term notes payable                                    (6,759,013)     (5,157,302)

Less current installments on long-term debt and
   capital lease obligations                                     (1,079,787)       (211,068)
                                                                -----------      ----------

Long-term debt and capital lease obligations,
   less current installments                                    $11,250,000      $2,819,225
                                                                ===========      ==========

During January 1997, the Company completed the acquisition of IASI, which was primarily financed through the issuance of $15,000,000 of 11 3/4% Senior Subordinated Debt (the "Senior Debt") maturing on January 15, 2004. Interest on the senior debt is payable semi-annually. Principal on this debt is payable in two equal annual installments beginning January 15, 2002 and a final payment in the amount of $1,250,000 payable on January 15, 2004. The Company made an advance principal payment of $3,750,000, along with a prepayment penalty of 1%, on October 10, 1997. The Company may, at its option, redeem up to an additional $750,000 (along with a prepayment penalty of 1%) of principal amount of Senior Debt concurrently or within five days after the occurrence of any public offering of the Company's common stock as long as the principal balance of the Senior Debt is not reduced below $10,500,000.

Upon the consummation of the acquisition by the Company of the assets of KST, the Company assumed the mortgage note in the amount of $666,820. Subsequently, a $750,000 construction loan was added to this mortgage note in 1996. The mortgage note is secured by a first mortgage on the Company's land and building. During January 1998, the amount outstanding under this facility was fully repaid.

As part of the purchase of the assets of KST, the Company issued an unsecured non-interest bearing note in the amount of $3,000,000. The note is payable in eight equal semi-annual payments of $125,000 with the remaining $2,000,000 to be paid on the fourth anniversary of the acquisition in cash or, under certain circumstances, in whole or in part by the issuance of additional shares of Common Stock which for such purpose shall be valued at the higher of the market price per share at such time or $5.00 per share. The note is discounted at a rate of 9%. During March 1997, the amount outstanding was fully repaid.

On December 23, 1996, the Company entered into a Revolving Loan Agreement with a total commitment of $15,000,000 with Barnett Bank, N.A. This agreement replaced the lines of credit the Company had established with BankAtlantic. This agreement, which bore interest at 1/8% below the bank's prime rate (8.125% at December 31, 1996), was secured by substantially all the Company's assets. Interest is payable monthly. No compensatory balances were required under the agreement.

On April 24, 1997, in order to modify and consolidate the $15,000,000 credit facility, the Company entered into a $55,000,000 revolving loan agreement with Barnett Bank, N.A. The loan bears interest at .25% below the bank's prime rate (which was 8.25% at March 24, 1998) is due on April 24, 1998. On April 28, 1997, utilizing funds from the new facility, the Company paid $13,640,774 to fully satisfy the existing credit lines outstanding with Union Bank. The new loan agreement is secured by substantially all of the Company's assets. At December 31, 1997, the Company had $27,048,311 available under the agreement. No compensatory balances are required under the modified revolving loan agreement.


On September 10, 1997, the Company acquired Aero Support which was financed primarily through the issuance of short-term notes payable which were due from September 1997 to January 1998. The Company also assumed Aero Support's existing debt of $3,498,537 which was immediately paid by the Company upon consummation of the acquisition. The balance of short-term notes payable outstanding at December 31, 1997 was $2,688,410. Interest on the short-term notes payable accrued at an annual rate equal to the prime rate and was fully repaid during January 1998.

Debt maturities for each of the five years subsequent to December 31, 1997 are as follows: 1998, $7,838,800; 2002, $59,000,000; and thereafter $6,250,000.

8.   CONVERTIBLE SUBORDINATED NOTES

During October 1997, the Company completed the offering and sale in a private placement transaction of $50,000,000 of 5 3/4% Convertible Subordinated Notes (the "Notes") maturing on October 15, 2002. In November 1997, the underwriters of the Notes exercised their overallotment option for $4,000,000. The principal amount is convertible into shares of common stock at the option of the holders at a conversion price equal to $27.50, subject to adjustment in certain events. In addition, the Company may at any time on or after October 15, 2000, 2001, and 2002 redeem all or any part of the Notes at prices (expressed in percentages of the principal amount) of 102.30%, 101.15%, and 100%, respectively. Interest on the Notes is payable semi-annually.

9.  LEASES

The Company has several operating leases, primarily for transportation equipment and facilities that expire over the next five years. These leases generally require the Company to pay all executory costs such as maintenance and insurance and provide for early termination at stipulated values. Future minimum lease payments under operating lease agreements having an initial or remaining non-cancelable term in excess of one year as of December 31, 1997 are as follows:

                     1998                            $454,760
                     1999                              92,461
                     2000                              43,733
                     2001                              22,292
                     2002                              20,435
                                                     ---------
                                                     $ 633,681
                                                     =========

Total rent expense for all operating leases for the years ended December 31, 1997, 1996 and 1995 amounted to $346,291, $70,444, and $30,778, respectively.

10.  INCOME TAXES

Income tax expense for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

                                               1997              1996              1995
                                               ----              ----              ----
Current:

             Federal                         $ 4,393,569       $ 1,299,550       $  525,766
             State and local                     602,959           150,412           90,145
                                           --------------    --------------    --------------
                                               4,996,528         1,449,962          615,911
Deferred:                                         80,631            12,285         (358,469)
                                           --------------    --------------    --------------

             Total                           $ 5,077,159      $  1,462,247        $ 257,442
                                           ==============    ==============    ==============


The actual tax expense differs from the "expected" tax expense for the years ended December 31, 1997, 1996 and 1995 (computed by applying the U.S. federal corporate tax rate of 34% to income before income taxes), as follows:



                                               1997              1996              1995
                                               -----             ----              ----

Computed "expected" tax expense            $ 4,630,691       $   1,396,921         $ 214,840
State income tax, net of federal benefit       573,245              98,411            24,398
Reorganization costs                            --                --                  14,705
Foreign sales corporation benefit             (123,771)           --                --
Other                                           (3,006)            (33,085)           (3,499)
                                          --------------    --------------      ------------
Actual tax expense                         $ 5,077,159       $   1,462,247         $ 257,442
                                          ==============    ==============      ============


Total income tax expense for the years ended December 31, 1997, 1996 and 1995 was allocated as follows:


                                               1997              1996              1995
                                               ----              ----              ----

Income from continuing operations           $ 5,077,159         $1,462,247         $ 257,442
Stockholders' equity, for unrealized
   gain/(loss) on investment securities        (346,817)           156,308          --
                                           --------------    --------------    --------------

                                            $ 4,730,342         $1,618,555         $ 257,442
                                           ==============    ==============    ==============


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                    1997              1996
                                                                    -----             ----
Deferred tax assets:

           Intangible assets                                     $  70,194      $    214,174
           Accounts receivable, principally due to
             allowance for doubtful accounts                        70,688            54,586
           Inventories, principally due to additional costs
              inventoried for tax purposes pursuant to the
              Tax Reform Act of 1986                               278,403            90,491
           Unrealized losses on investment securities              190,508              --
           Accrued liabilities, principally for financial
              reporting purposes                                    92,335              --
           Other                                                     4,181             4,004
                                                             --------------    --------------
Total gross deferred tax assets                                    706,309           363,255
Less valuation allowance                                            --                 --
                                                             --------------    --------------
Deferred tax assets                                                706,309           363,255


Deferred tax liabilities:
           Property, plant and equipment                           (23,575)          (17,071)
           Equipment under operating leases                       (226,672)            --
           Unrealized gains on investment securities                 --             (156,308)
                                                             --------------    --------------

Deferred tax liabilities
                                                                  (250,247)         (173,379)
                                                             --------------    --------------

Net deferred tax assets                                        $   456,062     $     189,876
                                                             ==============    ==============



The Company's management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset.

11.  STOCKHOLDERS' EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The Company is authorized to issue 20,000,000 shares of Common Stock, $.001 par value. The Company had 7,879,356 and 3,315,308 shares of Common Stock outstanding at December 31, 1997 and 1996, respectively.

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

As a result of the Rights dividend, the Board designated 200,000 shares of preferred stock as Series A Preferred Stock. Series A Preferred Stockholders will be entitled to a preferential cumulative quarterly dividend of the greater of $1.00 per share or 100 times the per share dividend declared on the Company's Common Stock. The Series A Preferred Stock has a liquidation preference, as defined. In addition, each share will have 100 votes and will vote together with the shares of Common Stock.

On February 25, 1997, the Board of Directors of the Company approved loans in the aggregate amount of $530,000 to certain officers and directors of the Company for the purposes of purchasing shares of common stock. The loans will be unsecured and payable over four years for employees or five years for directors at an interest rate based on the applicable federal rate, as defined by the agreement, at the time of the loan. The interest rate at February 25, 1997 was 6.1% per annum. Interest will be paid annually by officers and will accrue and be paid at maturity by directors. As of December 31, 1997, the outstanding balance on the loans receivable was $362,415.

Upon consummation of the acquisition of the assets of IASI and Aero Support, the Company issued warrants to purchase an additional 750,000 shares of the Company's Common Stock at stated prices of $9.25-$22.00, expiring two to five years from the dates of issuance. The amounts recorded by the Company as a result of the issuance of the shares and warrants was determined based on the fair value of the shares and warrants on the closing date of the acquisition.

On February 4, 1997 the Company called its publicly traded warrants (the "Public Warrants") pursuant to their terms. There were 4,166,510 Public Warrants outstanding at December 31, 1996. The Company received proceeds of $22,961,950 from the exercise of Public Warrants during the period from October 1, 1996 to March 21, 1997.

The Company had 1,593,155 and 4,576,510 warrants outstanding at December 31, 1997 and 1996, respectively. Each warrant entitles the holder to the purchase of one share of the Company's common stock at an average stated price of $10.14 and $5.08 respectively. These warrants are exercisable at various times principally commencing on June 22, 1995 and expiring on or before April 11, 2001. The Company has reserved 5,000,000 common shares for the exercise of these warrants.

The Company had no unit purchase options outstanding at December 31, 1997 and 200,000 unit purchase options outstanding at December 31, 1996. Each unit purchase option entitled the holder to the purchase of one Unit for $7.62 per unit. Each unit consisted of one share of the Company's Common Stock and two redeemable common stock purchase warrants. These unit purchase options were exercisable commencing on April 11, 1995 and expiring on April 11, 1999. As of December 31, 1997, all of the issued unit purchase options had been exercised.

12.  EMPLOYEE STOCK OPTION PLANS

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

The 1996 Stock Option Plan provides for the granting of incentive stock options to purchase shares of Common Stock at not less than the fair market value on the date of the option grant or the granting of nonqualified options and stock appreciation rights ("SARs") with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option. The total number of shares with respect to which options and SARs may be granted under the Plan is currently 1,100,000. No option or SAR may be granted under the Plan after July 9, 2006, and no option or SAR may be outstanding for more than ten years after its grant.

The 1997 Stock Option Plan provides for the granting of incentive stock options to purchase shares of Common Stock at not less than the fair market value on the date of the option grant and the granting of nonqualified options. The total number of shares with respect to which options may be granted under the Plan is currently 600,000. No option may be granted under the Plan after October 27, 2007, and no option may be outstanding for more than ten years after its grant.

The following table summarizes the status of the Company's stock option plans:


                                                                         Weighted
                                                                       Average Option
                                                       Shares         Exercise Price
                                                       ------         --------------
Outstanding at January 1, 1996                          235,000             $5.00

Granted                                                 373,000              7.63
Exercised                                                 --                --
Expired or Canceled                                       --                --
                                                  --------------     ------------------

Outstanding at December 31, 1996                        608,000              6.61

Granted                                               1,542,000             12.66
Exercised                                                 5,499              5.00
Expired or Canceled                                      81,000              6.94
                                                  --------------     ------------------

Outstanding at December 31, 1997                      2,063,501             11.12
                                                  ==============     ==================

At December 31, 1997:
Exercisable options                                     285,333              6.09
Shares Available for Future Grant                         --                  --


The following table summarizes the status of stock options outstanding and exercisable as of December 31, 1997, by range of exercise price:


                                                         Weighted                    Weighted
  Range of                                Remaining       Average                     Average
  Exercise              Number           Contractual     Exercise       Number       Exercise
   Prices             Outstanding            Term          Price      Exercisable      Price
  --------            -----------        ------------    --------     ------------   ---------
$ 5.00-$ 7.50           195,501            7 Years        $ 5.00        166,667        $5.00
$ 7.51-$11.25         1,196,000            8 Years        $ 8.13        118,666        $7.63
$11.26-$16.88            60,000            9 Years        $13.84          --             --
$16.88-$22.00           612,000           10 Years        $18.67          --             --
                      ---------                                         -------
                      2,063,501                                         285,333
                      =========                                         =======


The weighted average per share fair values of options granted under the Company's stock option plans during 1997, 1996 and 1995 were $12.66, $4.02 and $2.48, respectively. Had the fair value of the grants under these plans been recognized as compensation expense over the vesting period of the awards, the Company's net earnings and earnings per share would have reflected the pro forma amounts shown below:


                                                         1997        1996           1995
                                                         -----       ----           ----
Net earnings (as reported)                          $ 8,542,519   $2,646,343      $374,439
        - pro forma                                   7,193,698    2,260,098       284,456

Earnings per share - basic (as reported)                   1.18         0.90          0.14
        - pro forma                                        0.99         0.77          0.10

Earnings per share - diluted (as reported)                 0.95         0.56          0.10
        - pro forma                                        0.77         0.47          0.08



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1997, 1996 and 1995: dividend yield of 0%; expected volatility of 20%; a risk-free interest rate of 6.59%; and an expected holding period 5 years. Increased pro forma compensation expense in 1997 is the result of the additional options granted and further vesting of 1995 and 1996 grants during 1997. Pro forma expense for 1998 is expected to increase over 1997 for the same reasons.


13. EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." As such, prior years' earnings per share have been restated. Basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995 were calculated based on the following:



                                                          1997             1996               1995
                                                          ----             ----               ----
Basic earnings per common share:

Net income                                             $8,542,519       $2,646,343         $  374,439
                                                       ==========       ==========         ==========

Weighted average shares outstanding                     7,266,534        2,943,902          2,745,265
                                                       ==========       ==========         ==========

Basic earnings per common share                        $     1.18       $     0.90         $     0.14
                                                             ====             ====               ====


Diluted earnings per common share:

Net income                                             $8,542,519       $2,646,343         $  374,439

Income adjustment relating to reduction of
 debt based on the if converted method                    405,921            --                  --
                                                       ----------       ----------         ----------

Net income available to common and common
 equivalent shares                                     $8,948,440       $2,646,343         $  374,439
                                                       ==========       ==========         ==========

Weighted average shares outstanding                     7,266,534        2,943,902          2,745,265

Net effect of dilutive stock options and warrants
 based on the treasury stock method                     1,712,196        1,815,988            864,691

Net effect of dilutive convertible subordinated
 notes based on the if converted method                   415,709           --                   --
                                                       ----------       ----------         ----------

Weighed average shares outstanding - diluted            9,394,439        4,759,890          3,609,956
                                                       ==========       ==========         ==========

Diluted earnings per common share                      $     0.95       $     0.56         $     0.10
                                                             ====             ====               ====



14.  BUSINESS AND CREDIT CONCENTRATIONS

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

Total revenues derived from sales to domestic and international customers collectively accounted for 79% and 21%, respectively, for the year ended December 31, 1997, 77% and 23%, respectively, for the year ended December 31, 1996 and 95% and 5%, respectively, for the year ended December 31, 1995. For the years ended December 31, 1997, 1996 and 1995, the five largest customers collectively accounted for approximately 38%, 55% and 96%, respectively, of the Company's consolidated revenues.

The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently an adverse change in those factors could affect the Company's estimate of its bad debts.

15.  OTHER MATTERS

At December 31, 1997 there were no material legal proceedings pending against the Company or any of its property. However, the Company may become party to various claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of any matter that may arise will not have a material impact on the financial condition, results of operations or cash flows of the Company.

The Company has certain employment agreements with officers with terms of five to seven years. The employment agreement provides that such officers may earn bonuses, based on the Company achieving certain target net income levels. Further, each of the employment agreements provide that in the event of termination without cause, the employment agreement shall be terminable by the mutual agreement between the Company and the officers, or by either party upon sixty days notice and provides for certain levels of severance compensation.

16.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 1996, the Company paid Yoav Stern and Joram
D. Rosenfeld, and in each case entities controlled by them, an aggregate of $90,000, each for services rendered by Yoav Stern and Joram D. Rosenfeld as Co-Chairmen of the Company's Board of Directors. These payments were terminated for Yoav Stern in December 1996 and for Joram D. Rosenfeld in March 1997. Payments to Joram D. Rosenfeld during 1997 amounted to $16,200.

On March 28, 1997, the Company engaged Helix Management Company II, LLC and Helix Capital Services, LLC (collectively "Helix"), in which Yoav Stern, Chairman, and Zivi Nedivi, President and Chief Executive Officer, own a majority interest, to act as the Company's exclusive financial advisor with respect to merger and acquisition transactions and as principal financial advisor with respect to other transactions for an initial term of eighteen months beginning January 1, 1997. Under the terms of the agreement, Helix will receive a monthly retainer $25,000. The agreement entered into between the Company and Helix on December 24, 1996 was terminated.

In addition, under the terms of the agreement, a success fee is to be determined by the Company on a per transaction basis, not to fall below 2% of the aggregate consideration in connection with the applicable transaction. During the year ended December 31, 1997, the Company paid $519,000 and issued warrants for the purchase of an aggregate 7,500 shares of the Company's common stock at an exercise price of $19.00 and $22.00 per share, expiring in three to five years, to Helix relating to such agreement.

17.  SUBSEQUENT EVENTS

On February 1, 1998, the Company sponsored a 401(k) savings plan covering most employees. Contributions made by the Company to the 401(k) savings plan are based on a specified percentage of employee contributions.

On February 27, 1998, the Company signed a definitive agreement to acquire privately held Integrated Technology Corporation ("ITC") for approximately $20,225,000 in cash plus an earn-out payable over a three-year period based on certain specified criteria. In addition, the Company received a three-year option to purchase a 49% interest in an FAA-approved overhaul facility.

18. SUPPLEMENTAL FINANCIAL DATA

(a) QUARTERLY DATA - UNAUDITED

                                                                  Quarters
                                              ----------------------------------------------
                                                First       Second       Third       Fourth
                                                -----       ------       -----       ------
Total revenues:
1997                                          $16,466,073 $17,949,910  $20,352,441  $24,670,725

1996                                            5,270,995   5,917,832    6,462,088    7,270,672
Earnings from continuing operations:
1997                                           $1,659,368  $1,941,214  $ 2,326,652  $ 2,615,285

1996                                              516,707     828,409      662,133      639,094
Net earnings:
1997                                           $1,659,368 $ 1,941,214  $ 2,326,652  $ 2,615,285

1996                                              516,707     828,409      662,133      639,094


Earnings per common share for continuing
 operations - diluted:
1997                                           $     0.21 $      0.22  $     0.25   $      0.27

1996                                                 0.13        0.17        0.14          0.12

Net earnings per common share - diluted:
1997                                           $     0.21 $      0.22  $     0.25   $      0.27

1996                                                 0.13        0.17        0.14          0.12



(b) PRO FORMA CONSOLIDATED COMBINED STATEMENTS OF OPERATIONS - UNAUDITED

The Company acquired substantially all of the assets and operations of IASI on January 15, 1997 (see Note 2). Accordingly, the Company's Consolidated Statement of Earnings for the year ended December 31, 1996 reflects the operations of Kellstrom. The operations of IASI for the period January 1, 1997 to January 14, 1997 were immaterial and are included in the Pro Forma Consolidated Statements of Earnings under the caption of Kellstrom. In addition, the Company acquired substantially all of the assets and operations of Aero Support on September 10, 1997 (see Note 2). Accordingly, the Company's Consolidated Statements of Earnings for the year ended December 31, 1997 reflect the operations of Aero Support from September 10, 1997 through December 31, 1997.

Pro forma Consolidated Statements of Earnings have been provided herein to report the results of operations for the years ended December 31, 1997 and 1996 as though the companies had combined at the beginning of the periods being reported. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

                              KELLSTROM INDUSTRIES, INC.
                 PRO FORMA CONSOLIDATED COMBINED STATEMENTS OF EARNINGS
                                      (Unaudited)

                                                                  Years Ended December 31,
                                                        --------------------------------------
                                                               1997                    1996
                                                        -----------------       -----------------
                                                            Pro Forma               Pro Forma
                                                             Combined                Combined
                                                        -----------------       -----------------
Sales of aircraft and engine parts, net                    $ 84,758,251             $ 61,805,644
  Rental revenues                                             7,904,610                2,783,274
                                                           ------------             ------------

Total revenues                                               92,662,861               64,588,918

Cost of goods sold                                          (55,801,704)             (40,939,792)
Depreciation of equipment under
  operating leases                                           (4,594,399)              (1,809,128)
Selling, general and administrative expenses                (11,712,409)              (8,243,017)
Depreciation and amortization                                (2,108,837)              (2,989,380)
                                                           ------------             ------------

Total operating expenses                                    (74,217,349)             (53,981,317)

    Operating income                                         18,445,512               10,607,601
Interest expense, net of interest income                     (5,061,650)              (4,543,090)
                                                           ------------             ------------

    Income before income taxes                               13,383,863                6,064,511

Income taxes                                                 (4,989,397)              (2,158,359)
                                                           ------------             ------------

    Net income                                             $  8,394,466             $  3,906,152
                                                           ============             ============


Earnings per common share - basic                          $       1.16             $       1.33
                                                           ============             ============

Earnings per common share - diluted                        $       0.88             $       0.66
                                                           ============             ============


Weighted average number of shares outstanding - basic         7,266,534                2,943,902
                                                           ============             ============

Weighted average number of shares outstanding - diluted       9,587,564                5,908,675
                                                           ============             ============



          Unaudited - See accompanying notes to pro forma consolidated combined statements of earnings

                           KELLSTROM INDUSTRIES, INC.
             PRO FORMA CONSOLIDATED COMBINED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                   Year Ended December 31, 1997
                                        -------------------------------------------------------------------------------------------
                                                      HISTORICAL                               PRO FORMA                PRO FORMA
                                         KELLSTROM                AERO SUPPORT               ADJUSTMENTS (A)             COMBINED
                                        -----------------------------------------            ---------------          -------------
Sales of aircraft and engine parts, net     $ 71,534,539             $ 20,041,644             $ (6,817,932)            $ 84,758,251
  Rental revenues                              7,904,610                     --                       --                  7,904,610
                                            ------------             ------------             ------------             ------------

Total revenues                                79,439,149               20,041,644               (6,817,932)              92,662,861

Cost of goods sold                           (46,800,589)             (13,162,382)               4,161,267              (55,801,704)

Depreciation of equipment under
  operating leases                            (4,594,399)                    --                       --                 (4,594,399)


Selling, general and administrative
  expenses                                    (8,877,598)              (3,690,856)                 856,045              (11,712,409)

Depreciation and amortization                 (1,555,673)                 (68,583)                  16,500               (2,108,837)
                                                                                                  (659,517)
                                                                                                   158,436
                                            ------------             ------------             ------------             ------------

Total operating expenses                     (61,828,259)             (16,921,821)               4,532,731              (74,217,349)

    Operating income                          17,610,890                3,119,823               (2,285,201)              18,445,512

Interest expense, net of interest income      (3,991,212)                (197,011)                 197,011               (5,061,650)
                                                                                                (1,070,438)
                                            ------------             ------------             ------------             ------------
    Income before income taxes                13,619,678                2,922,812               (3,158,627)              13,383,863


Income taxes                                  (5,077,159)                (196,401)                 284,163               (4,989,397)
                                            ------------             ------------             ------------             ------------

    Net income                              $  8,542,519             $  2,726,411             $ (2,874,464)            $  8,394,466
                                            ============             ============             ============             ============


Earnings per common share - basic           $       1.18                                                               $       1.16
                                            ============                                                               ============

Earnings per common share - diluted         $       0.95                                                               $       0.88
                                            ============                                                               ============


Weighted average number of common
  shares outstanding - basic                   7,266,534                                                                  7,266,534
                                            ============                                                               ============

Weighted average number of common
  shares outstanding - diluted                 9,394,439                                                                  9,587,564
                                            ============                                                               ============


                 Unaudited - See accompanying notes to pro forma
                  consolidated combined statements of earnings

                           KELLSTROM INDUSTRIES, INC.

NOTES TO PRO FORMA CONSOLIDATED COMBINED STATEMENT OF EARNINGS - UNAUDITED

(A) For purposes of presenting the pro forma consolidated combined statement of earnings, the following adjustments have been made:




                                                                               Year Ended
                                                                             December 31, 1997
                                                                             -----------------
Increase (decrease) in income:

Reversal of Aero Support revenues for the period
    September 10, 1997 to December 31, 1997                                 $ (6,817,932)
Reversal of Aero Support cost of goods sold for the period
    September 10, 1997 to December 31, 1997                                    4,161,267
Reversal of Aero Support selling, general and administrative expenses
    for the period September 10, 1997 to December 31, 1997                       856,045
Reversal of Aero Support depreciation and amortization for the period
    September 10, 1997 to December 31, 1997                                       16,500
Amortization of goodwill and non-compete agreement related to Aero Support
   Acquisition                                                                  (659,517)
Elimination of leasehold amortization expense for
   assets not acquired                                                           158,436
Reduction in interest expense due to pay-off of debt
   on Aero Support line of credit                                                197,011
Interest expense on acquisition debt and debt incurred to repay existing
   Aero Support line of credit                                                (1,070,438)
                                                                             -----------
                                                                              (3,158,627)
Tax effect of pro forma adjustments                                              284,163
                                                                            ------------
Net adjustment                                                              $ (2,874,464)
                                                                            ============


                                                  KELLSTROM INDUSTRIES, INC.
                                    PRO FORMA CONSOLIDATED COMBINED STATEMENT OF EARNINGS
                                                         (Unaudited)

                                                                 Year Ended December 31, 1996
                                -----------------------------------------------------------------------------------------------
                                             HISTORICAL                    PRO FORMA            PRO FORMA
                                 KELLSTROM      IASI       AERO SUPPORT   ADJUSTMENTS (A)     ADJUSTMENTS (B)        COMBINED
                                ------------------------- --------------  ------------------  --------------------  ------------
Sales of aircraft and engine
  parts, net                    $24,019,999   $20,982,061  $   17,297,718  $   (494,134)      $    --                61,805,644
Rental revenues                     901,588     1,881,686        --              --                --                 2,783,274
                                ------------ ------------ ---------------  -------------      -------------------    ----------
Total revenues                   24,921,587    22,863,747      17,297,718      (494,134)           --                64,588,918

Cost of goods sold              (15,649,127)  (13,860,420)    (11,797,863)      367,618            --               (40,939,792)
Depreciation of equipment
  under operating leases           (586,032)   (1,223,096)        --              --               --                (1,809,128)
Selling, general and
  administrative expenses        (3,491,457)   (1,744,434)     (3,700,602)      693,476            --                (8,243,017)
Depreciation and amortization      (441,854)     (937,716)       (139,193)       23,952           (875,928)          (2,989,380)
                                                                               (690,068)            71,427
                                ------------ ------------ ---------------  -------------      -------------------    ----------
Total operating expenses        (20,168,470)  (17,765,666)    (15,637,658)      394,978           (804,501)         (53,981,317)

Operating income                  4,753,117     5,098,081       1,660,060       (99,156)          (804,501)          10,607,601

Interest expense, net of
  interest income                  (644,527)   (1,023,141)       (181,962)      942,515            182,918           (4,543,090)
                                                                             (2,521,555)        (1,297,338)
Expenses related to sale of
  business                           --           234,866            --        (234,866)            --                   --
                                ------------ ------------ ---------------    -----------   ---------------           -----------
    Income before income taxes    4,108,590     3,840,074       1,478,098    (1,443,330)       (1,918,921)            6,064,511

Income taxes                     (1,462,247)       (3,075)        --           (849,926)          156,889            (2,158,359)
                                ------------ ------------ ---------------    -----------   ---------------           -----------

    Net income                   $2,646,343    $3,836,999      $1,478,098   $(2,393,256)   $   (1,762,032)           $ 3,906,152
                                ============ ============ ===============   ============   ===============           ===========

Earnings per common share -
  basic                         $     0.90                                                                       $          1.33
                                ============                                                                     ===============

Earnings  per  common  share  -
  diluted                       $     0.56                                                                       $          0.66
                                ============                                                                     ===============

Weighted average number of
  common shares outstanding -
  basic                          2,943,902                                                                             2,943,902
                                ============                                                                     ===============

Weighted average number of
  common shares outstanding -
  diluted                        4,759,890                                                                             5,908,675
                                ============                                                                     ===============

                 Unaudited - See accompanying notes to pro forma
                   consolidated combined statement of earnings

                           KELLSTROM INDUSTRIES, INC.

NOTES TO PRO FORMA CONSOLIDATED COMBINED STATEMENT OF EARNINGS - UNAUDITED

(A) For purposes of presenting the pro forma consolidated combined statement of operations, the following adjustments have been made for the IASI acquisition:


                                                                            Year Ended
                                                                           December 31,
                                                                               1996
                                                                         -----------------
Increase (decrease) in income:

Decrease in net revenues from inter-company sales                        $       (494,134)
Decrease in cost of goods sold from inter-company sales                           367,618
Decrease in IASI selling, general and administrative expenses due to elimination of pension plan and bonus program and consolidation
  of insurance policies                                                           693,476
Elimination of IASI goodwill amortization expense                                  23,952
Amortization of goodwill related to acquisition                                  (690,068)
Reduction of bank interest expense - exercise of warrants                         942,515
Interest expense on acquisition debt                                           (2,521,555)
Elimination of expenses related to the sale of IASI                               234,866
                                                                              -----------
                                                                               (1,443,330)
Tax effect of pro forma adjustments                                              (849,926)
                                                                              -----------
    Net adjustment                                                            $(2,293,256)
                                                                              ===========


(B) For purposes of presenting the pro forma consolidated combined statement of operations, the following adjustments have been made for the Aero Support acquisition:


                                                                            Year Ended
                                                                           December 31,
                                                                               1996
                                                                         ---------------
Increase (decrease) in income:

Amortization of goodwill and non-compete agreement related to Aero
  Support acquisition                                                         $  (875,928)
Elimination of leasehold amortization expense on assets not acquired               71,427
Reduction of interest expense due to pay-off of debt on Aero Support
  line of credit                                                                  182,918
Interest expense on Aero Support acquisition debt and debt incurred to
  repay existing Aero Support line of credit                                   (1,297,338)
                                                                             -------------
                                                                               (1,918,921)
Tax effect of pro forma adjustments                                               156,889
                                                                             ------------
    Net adjustment                                                            $(1,762,032)
                                                                             ============
