Form 10-Q
period 1998-03-31
KELLSTROM INDUSTRIES INC
filed 1998-05-13
CIK 918275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-23764

                           KELLSTROM INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                  13-3753725
--------                                                  ----------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)


14000 N.W. 4TH ST., SUNRISE, FLORIDA                          33325
------------------------------------                          -----
(Address of principal executive offices)                      (Zip Code)


                                 (954) 845-0427
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 8,368,561 shares of common stock, $.001 par value per share, were outstanding as of April 30, 1998.

                           KELLSTROM INDUSTRIES, INC.
                           --------------------------

                                      INDEX
                                      -----

                                                                                                  Page
                                                                                                  ----

                                     PART I
                                     ------
Item 1 -  Financial Statements:

          Condensed Consolidated Balance Sheets                                                     3

          Condensed Consolidated Statements of Earnings                                             4

          Condensed Consolidated Statements of Cash Flows                                           5

          Notes to Condensed Consolidated Financial Statements                                      7


Item 2 -  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                               9

                                     PART II
                                     -------

Item 4 - Matters Submitted to a Vote of Security Holders                                            12

Item 5 -  Other Information                                                                         12

Item 6 -  Exhibits and Reports on Form 8-K                                                          16


ITEM 1. FINANCIAL STATEMENTS


                           KELLSTROM INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                              March 31, 1998            December 31, 1997
                                                           --------------------     ------------------------

                        ASSETS
Current Assets:
   Cash and cash equivalents                                   $      700,548              $        462,676
   Trade receivables, net of allowances for returns and
    doubtful accounts of $350,796 and $335,786 in 1998
    and 1997, respectively                                         14,808,120                    10,189,082
   Notes receivable                                                        --                     2,475,856
   Inventories                                                     48,530,789                    35,965,376
   Prepaid expenses and other current assets                        1,246,379                     2,646,629
   Income tax receivable                                                   --                       531,762
   Deferred tax assets                                                693,824                       636,115
   Investment in securities                                           162,740                       425,759
                                                               --------------              ----------------

       Total current assets                                        66,142,400                    53,333,255

Equipment under operating leases, net                              72,173,042                    39,932,388
Preperty, plant and equipment, net                                  6,132,273                     5,027,096
Goodwill, net                                                      29,413,528                    29,775,709
Other assets                                                        6,350,586                     6,293,050
                                                               --------------              ----------------

       Total Assets                                            $  180,211,829              $    134,361,498
                                                               ==============              ================


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term notes payable                                     $           --              $      6,759,013
  Currrent maturities of long-term debt                                    --                     1,079,787
  Accounts payable                                                  9,927,653                     6,183,762
  Accrued expenses                                                  3,103,762                     4,996,963
  Income taxes payable                                              1,368,815                            --
                                                               --------------              ----------------

      Total current liabilities                                    14,400,230                    19,019,525

Long-term debt, less current maturities                            57,960,732                    11,250,000
Convertible subordinated notes                                     54,000,000                    54,000,000
Deferred tax liabilities                                              321,064                       180,053
                                                               --------------              ----------------

     Total Liabilities                                            126,682,026                    84,449,578


Stockholders' Equity:
  Preferred stock, $.001 par value; 1,000,000 shares authorized;
    none issued                                                            --                            --
  Common stock, $.001 par value; 20,000,000 shares authorized;
    8,185,255 and 7,879,356 shares issued and
    outstanding in 1998 and 1997, respectively                          8,185                         7,879
  Additional paid-in capital                                       39,376,323                    39,027,053
  Retained earnings                                                14,496,771                    11,555,161
  Loans receivable from directors and officers                       (339,311)                     (362,415)
  Unrealized loss on investment securities, net                       (12,165)                     (315,758)
                                                               --------------              ----------------

     Total Stockholders' Equity                                    53,529,803                    49,911,920
                                                               --------------              ----------------

     Total Liabilities and Stockholders' Equity                $  180,211,829              $    134,361,498
                                                               ==============              ================


     See accompanying notes to condensed consolidated financial statements

              KELLSTROM INDUSTRIES, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (Unaudited)


                                                                    Three Months Ended
                                                                          March 31,
                                                                ------------------------------
                                                                      1998            1997
                                                                --------------   -------------
Sales of aircraft and engine parts, net                          $ 25,335,696    $ 15,458,916
Rental revenues                                                     3,754,875       1,007,157
                                                                 ------------    ------------

    Total revenues                                                 29,090,571      16,466,073

Cost of goods sold                                                (16,668,164)    (10,072,332)
Depreciation of equipment under operating leases                   (2,043,156)       (654,653)
Selling, general and administrative expenses                       (3,433,955)     (1,770,329)
Depreciation and amortization                                        (593,223)       (288,879)
                                                                 ------------    ------------

    Total operating expenses                                      (22,738,498)    (12,786,193)

    Operating income                                                6,352,073       3,679,880

Interest expense                                                   (1,714,723)     (1,102,742)
Interest income                                                        76,769          66,884
                                                                 ------------    ------------

    Income before income taxes                                      4,714,119       2,644,022

Income taxes                                                       (1,772,509)       (984,654)
                                                                 ------------    ------------

    Net income                                                   $  2,941,610    $  1,659,368
                                                                 ============    ============


Earnings per common share - basic                                $       0.36    $       0.29
                                                                 ============    ============

Earnings per common share - diluted                              $       0.29    $       0.21
                                                                 ============    ============


Weighted average number of common shares outstanding - basic        8,118,711       5,725,255
                                                                 ============    ============

Weighted average number of common shares outstanding - diluted     11,739,791       7,922,924
                                                                 ============    ============




See accompanying notes to condensed consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    1998            1997
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  2,941,610    $  1,659,368
Adjustments to reconcile net income to net cash used
  in operating activities:
        Depreciation and amortization                                593,223         288,879
        Depreciation of equipment under operating leases           2,043,156         654,653
        Amortization of deferred financing costs                     284,700         246,838
        Purchase of equipment under operating leases             (39,635,531)             --
        Deferred income taxes                                       (131,712)           (752)
        Loss on sales of investment securities                        56,934              --

Changes in operating assets and liabilities:
        Increase in trade receivables, net                        (4,619,038)     (2,652,130)
        Increase in inventory                                     (7,213,692)       (192,727)
        Decrease in prepaid expenses and other current assets      3,876,106         303,743
        Decrease in income tax receivable                            531,762              --
        Decrease in other assets                                      53,246         130,540
        (Decrease) increase in accounts payable                    3,735,854      (1,550,116)
        Decrease in accrued expenses                              (1,893,201)       (633,104)
        Increase in income taxes payable                           1,367,922         840,406
                                                                ------------    ------------

                Net cash used in operating activities            (38,008,661)       (904,402)
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of IASI assets, net of cash acquired                             --     (25,053,141)
Proceeds from the sale of investment securities                      692,856              --
Purchases of property, plant and equipment                        (1,234,519)       (111,269)
Other                                                                (47,700)             --
                                                                ------------    ------------

                Net cash used in investing activities               (589,363)    (25,164,410)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit agreements                    41,560,342              --
Proceeds from the issuance of debt                                        --      32,618,696
Debt repayment, including capital lease obligations               (2,688,410)    (18,412,235)
Proceeds from the issuance of common stock                           357,613      20,647,414
Net repayments for corporate loans                                    23,104              --
Payment of deferred financing costs                                 (416,753)     (1,299,784)
                                                                ------------    ------------

                Net cash provided by financing activities         38,835,896      33,554,091
                                                                ------------    ------------


NET INCREASE IN CASH & CASH EQUIVALENTS                              237,872       7,485,279

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                         462,676         154,254
                                                                ------------    ------------

CASH & CASH EQUIVALENTS, END OF PERIOD                          $    700,548    $  7,639,533
                                                                ============    ============




                                  (continued)
     See accompanying notes to condensed consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (continued)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                             1998            1997
                                                                           -----------   -----------

Supplemental disclosures of non-cash investing and financing activities:
        IASI assets acquired for warrants                                  $        --   $ 1,173,134
                                                                           ===========   ===========

        Deferred financing costs paid through the issuance of warrants     $        --   $ 1,530,446
                                                                           ===========   ===========

        Net transfer of equipment under operating leases to inventories    $ 5,351,721   $        --
                                                                           ===========   ===========

        Unrealized gain/(loss) on investment securities, net               $   303,593   $   (58,148)
                                                                           ===========   ===========

Supplemental disclosures of cash flow information:
        Cash paid during the period for:

        Interest                                                           $ 1,072,093   $   448,745
                                                                           ===========   ===========

        Income taxes                                                       $   200,750   $   177,596
                                                                           ===========   ===========


Supplemental disclosures of purchase of IASI assets, net of liabilities:
        Cash                                                                             $    36,709
        Receivables                                                                        1,621,664
        Inventory                                                                         27,275,861
        Prepaid expenses and other current assets                                          1,132,400
        Property, plant and equipment                                                         74,865
        Goodwill                                                                          14,055,172
        Other assets                                                                          26,177
                                                                                         -----------
                Total assets                                                             $44,222,848
                                                                                         ===========


        Accrued expenses                                                                 $ 2,350,280
        Accounts payable                                                                   1,530,786
        Notes payable                                                                     14,078,798
                                                                                         -----------
                Total liabilities                                                        $17,959,864
                                                                                         ===========

                Net acquisition cost                                                      26,262,984

        Less warrants issued to seller                                                     1,173,134
                                                                                         -----------
        Cash paid to seller at closing                                                    25,089,850

        Less cash acquired                                                                    36,709
                                                                                         -----------

                Net cash used in acquisition                                             $25,053,141
                                                                                         ===========



See accompanying notes to condensed consolidated financial statements

KELLSTROM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

       The accompanying condensed consolidated financial statements include the accounts of Kellstrom Industries, Inc. and its subsidiaries (the "Company") after elimination of intercompany accounts and transactions. These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 31, 1997 has been derived from audited financial statements. In order to prepare the financial statements in conformity with generally accepted accounting principles, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

       In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of Kellstrom Industries, Inc. and its subsidiaries as of March 31, 1998, and the condensed consolidated results of earnings for the three month periods ended March 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - ACQUISITIONS

       On April 1, 1998, the Company through a wholly-owned subsidiary, Integrated Technology Holdings Corp. Inc., completed the acquisition of substantially all of the assets and assumed certain liabilities of privately held Integrated Technology Corp. ("ITC") for approximately $20.2 million in cash plus an earn-out payable over a three-year period based on certain specified criteria. In addition, the Company received a three-year option to purchase a 49% interest in a related FAA-approved overhaul facility. The Company funded the purchase from its current banking facility.

NOTE 3 - EARNINGS PER SHARE

       Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." All prior period earnings per share data presented were restated to conform with the provisions of SFAS No. 128. Basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 were calculated based on the following:

                                                          1998           1997
                                                          ----           ----

BASIC EARNINGS PER COMMON SHARE:

Net income                                             $ 2,941,610   $ 1,659,368
                                                       ===========   ===========

Weighted average common shares outstanding               8,118,711     5,725,255
                                                       ===========   ===========

Basic earnings per common share                        $      0.36   $      0.29
                                                       ===========   ===========


DILUTED EARNINGS PER COMMON SHARE:

Net income                                             $ 2,941,610   $ 1,659,368

Income adjustment relating to reduction of
  debt based on the if converted method                    484,380            --
                                                       -----------   -----------

Net income available to common and common
  equivalent shares                                    $ 3,425,990   $ 1,659,368
                                                       ===========   ===========

Weighted average common shares outstanding               8,118,711     5,725,255
Net effect of dilutive stock options and warrant
  based on the treasury stock method                     1,657,444     2,197,669
Net effect of dilutive convertible subordinated
  notes based on the if converted method                 1,963,636            --
                                                       -----------   -----------

Weighted average common shares outstanding - diluted    11,739,791     7,922,924
                                                       ===========   ===========

Diluted earnings per common share                      $      0.29   $      0.21
                                                       ===========   ===========


NOTE 4 - COMPREHENSIVE INCOME

       Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. The Company's total comprehensive income, comprised of unrealized gain/(loss) on investment securities, for the three months ended March 31, 1998 and 1997 was as follows:

                                                        1998           1997
                                                        ----           ----

Net income                                          $ 2,941,610     $ 1,659,368
Other comprehensive income, net of taxes                360,527         (58,148)
                                                    -----------     -----------

  Total comprehensive income                        $ 3,302,137     $ 1,601,220
                                                    ===========     ===========

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

         On April 1, 1998, the Company through a wholly-owned subsidiary, Integrated Technology Holdings Corp. Inc., completed the acquisition of substantially all of the assets and assumed certain liabilities of privately held Integrated Technology Corp. ("ITC") for approximately $20.2 million in cash plus an earn-out payable over a three-year period based on certain specified criteria. In addition, the Company received a three-year option to purchase a 49% interest in a related FAA-approved overhaul facility. The Company funded the purchase from its current banking facility.

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

RESULTS OF OPERATIONS.

         Net sales of aircraft and engine parts increased by 64% to $25,335,696 for the three months ended March 31, 1998 as compared with $15,458,916 for the three months ended March 31, 1997. The increase in net sales of aircraft and engine parts was primarily due to (i) internal growth of sales of approximately $4,320,000 primarily due to additional inventory availability as a result of the Company's increased capital resources, and (ii) incremental sales of approximately $5,557,000 related to the acquisition of the Aero Support operations.

         Rental revenues increased by 273% to $3,754,875 for the three months ended March 31, 1998 as compared with $1,007,157 for the three months ended March 31, 1997. The increase in rental revenues was primarily due to the Company's continued expansion into the short-term leasing business through purchases of individual leased assets resulting in increased rental revenues.

         Cost of goods sold increased by 65% to $16,668,164 for the three months ended March 31, 1998 as compared to $10,072,332 for the three months ended March 31, 1997; the gross profit margin decreased to 34.2% in 1998 from 34.8% in 1997. The increase in cost of goods sold was primarily due to increased sales volume across all product lines.

         Depreciation of equipment under operating leases increased by 212% to $2,043,156 for the three months ended March 31, 1998 as compared with $654,653 for the three months ended March 31, 1997. The increase in depreciation of equipment under operating leases was primarily due to the Company's continued expansion into the short-term leasing business through purchases of individual leased assets resulting in increased depreciation expense.

         Selling, general and administrative expenses increased by 94% to $3,433,955 for the three months ended March 31, 1998 as compared to $1,770,329 for the three months ended March 31, 1997 which resulted in an increase as a percentage of total revenues to 11.8% in 1998 from 10.8% in 1997. The increase in selling, general and administrative expenses was primarily the result of (i) expenses of approximately $675,000 related to the continuing operations of Aero Support, and (ii) expenses of approximately $989,000 from the continued expansion of the Company's sales and warehouse operations in order to support a higher level of revenue and a corresponding greater number of whole engine and engine component transactions, and the continued addition of marketing and management personnel necessary to achieve and administer the revenue growth opportunities that are available due to the Company's expanded level of inventory investment. The Company expects selling, general and administrative expenses to continue to increase due to the Company's growth plans and need for additional personnel and facilities to support the Company's operations.

         Depreciation and amortization expense increased by 105% to $593,223 for the three months ended March 31, 1998 as compared with $288,879 for the three months ended March 31, 1997 which resulted in an increase as a percentage of total revenues to 2.0% in 1998 from 1.8% in 1997. The increase in depreciation and amortization expense is primarily the result of amortization of goodwill related to the Aero Support acquisition.

         Interest expense (net of interest income) increased by 58% to $1,637,954 for the three months ended March 31, 1998 as compared to $1,035,858 for the three months ended March 31, 1997. The increase in interest expense was primarily due to interest expense and related costs of approximately $350,000 from the $17,300,000 of debt related to the acquisition of Aero Support, as well as increased borrowings by the Company during 1998 necessary to expand the Company's inventory levels. The Company expects interest expense to continue to increase as the Company continues to expand its inventory levels and facilities to support future growth in operations and completes acquisitions funded by debt. There can be no assurance, however, that the Company's operations will expand or that it will complete any material acquisitions.

         Net income increased by 77% to $2,941,610 for the three months ended March 31, 1998 as compared to $1,659,368 for the three months ended March 31, 1997. Basic earnings per common share increased by 24% to $0.36 for the three months ended March 31, 1998 as compared to $0.29 for the three months ended March 31, 1997. Diluted earnings per common share increased by 38% to $0.29 for the three months ended March 31, 1998 as compared to $0.21 for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES.

         As of March 31, 1998, the Company's liquidity and capital resources included cash and cash equivalents of $700,548 and working capital of $51,742,170. As of March 31, 1998, total outstanding debt was $111,960,732 as compared to $73,088,800 as of December 31, 1997. As of March 31, 1998, the outstanding principal balance on the 144A Notes was $54,000,000 and the Company had contractual lines of credit totaling $100,000,000 of which $47,449,031 was available.

         Cash flows used in operating activities for the three months ended March 31, 1998 was $38,008,661 as compared to $904,402 for the three months ended March 31, 1997. The primary uses of cash for operating activities during the three months ended March 31, 1998 was due to purchases of equipment under operating leases of $39,635,531 and an increase in inventory and trade receivables with a corresponding decrease in accrued expenses which amounted to $13,725,931. The primary sources of cash for operating activities for the three months ended March 31, 1998 was due to an increase in prepaid expenses and other current assets and an increase in accounts payable and income taxes payable which amounted to $8,979,882, coupled with net income of $2,941,610 and total depreciation and amortization of $2,921,079.

         Cash flows used in investing activities for the three months ended March 31, 1998 was $589,363 compared to $25,164,410 for the three months ended March 31, 1997. The primary uses of cash for investing activities for the three months ended March 31, 1998 related to purchases of property, plant and equipment of $1,234,519. The primary sources of cash for investing activities for the three months ended March 31, 1998 related to proceeds from the sales of investment securities of $692,856.

         Cash flows provided by financing activities for the three months ended March 31, 1998 was $38,835,896 compared to $33,554,091 for the three months ended March 31, 1997. The primary uses of cash for financing activities for the three months ended March 31, 1998 related to debt repayments of $2,688,410 and payments of deferred financing costs of $416,753. The primary sources of cash for financing activities for the three months ended March 31, 1998 related to borrowings under the line of credit of $41,560,342 and proceeds from the issuance of common stock of $357,613.

         On March 11, 1998, in order to expand its current credit facility, the Company entered into a three year $100,000,000 revolving loan agreement with Barnett Bank, N.A., a wholly-owned subsidiary of NationsBank Corp. The loan bears interest at 1/4% below Barnett Bank's prime rate (which was 8 1/4% at May 6, 1998), or at the Company's option, LIBOR plus 175 - 275 basis points. The expanded credit facility is secured by substantially all of the Company's assets.

         During the three months ended March 31, 1998, the Company's highest utilization of its Barnett Bank $100,000,000 line of credit was $46,710,732. The outstanding balance at March 31, 1998 on the Barnett Bank revolving credit facility was $46,710,732.

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

RECENT ACCOUNTING PRONOUNCEMENTS.

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

PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information

         PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

         The condensed consolidated statement of earnings of the Company for the three months ended March 31, 1998 are the Company's actual results, as they reflect the operations of Aero Support Holdings, Inc. ("Aero Support") for the entire period being presented. The pro forma condensed consolidated statement of earnings of the Company for the three months ended March 31, 1997 are based on historical financial statements of the Company and have been adjusted to reflect the acquisition of Aero Support USA, Inc. as though the companies had combined at the beginning of the periods being reported.

         The Company acquired substantially all of the assets and operations of Aero Support USA, Inc. on September 10, 1997. The pro forma condensed consolidated statement of earnings do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma condensed consolidated financial information is based on certain assumptions and adjustments described in the notes hereto and should be read in conjunction therewith.

                           KELLSTROM INDUSTRIES, INC.
            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                    1998             1997
                                                                 ------------    ------------
                                                                  Kellstrom       Pro Forma
                                                                    Actual         Combined
                                                                 ------------    ------------

Sales of aircraft and engine parts, net                          $ 25,335,696    $ 20,439,827
Rental revenues                                                     3,754,875       1,007,157
                                                                 ------------    ------------

   Total revenues                                                  29,090,571      21,446,984

Cost of goods sold                                                (16,668,164)    (13,285,670)
Depreciation of equipment under operating leases                   (2,043,156)       (654,653)
Selling, general and administrative expenses                       (3,433,955)     (2,908,483)
Depreciation and amortization                                        (593,223)       (458,020)
                                                                 ------------    ------------

   Total operating expenses                                       (22,738,498)    (17,306,826)

   Operating income                                                 6,352,073       4,140,158

Interest expense, net of interest income                           (1,637,954)     (1,368,684)
                                                                 ------------    ------------

   Income before income taxes                                       4,714,119       2,771,474

Income taxes                                                       (1,772,509)     (1,039,303)
                                                                 ------------    ------------

   Net income                                                    $  2,941,610    $  1,732,171
                                                                 ============    ============


Earnings per common share - basic                                $       0.36    $       0.30
                                                                 ============    ============

Earnings per common share - diluted                              $       0.29    $       0.22
                                                                 ============    ============


Weighted average number of common shares outstanding - basic        8,118,711       5,725,255
                                                                 ============    ============

Weighted average number of common shares outstanding - diluted     11,739,791       7,922,924
                                                                 ============    ============



     Unaudited - See accompanying notes to pro forma condensed consolidated statements of earnings

                           KELLSTROM INDUSTRIES, INC.
             PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                       THREE MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)


                                                             Historical
                                                     ----------------------------     Pro Forma        Pro Forma
                                                      Kellstrom      Aero Support    Adjustments       Combined
                                                     ------------    ------------    ------------    ------------
Sales of aircraft and engine parts, net              $ 15,458,916    $  4,980,911              --    $ 20,439,827
Rental revenues                                         1,007,157              --              --       1,007,157
                                                     ------------    ------------    ------------    ------------

   Total revenues                                      16,466,073       4,980,911              --      21,446,984

Cost of goods sold                                    (10,072,332)     (3,213,338)             --     (13,285,670)
Depreciation of equipment under operating leases         (654,653)             --              --        (654,653)
Selling, general and administrative expenses           (1,770,329)     (1,138,154)             --      (2,908,483)
Depreciation and amortization                            (288,879)        (20,366)       (201,587)       (458,020)
                                                                                           52,812
                                                     ------------    ------------    ------------    ------------

   Total operating expenses                           (12,786,193)     (4,371,858)       (148,775)    (17,306,826)

   Operating income                                     3,679,880         609,053        (148,775)      4,140,158

Interest expense, net of interest income               (1,035,858)        (69,351)         69,351      (1,368,684)
                                                                                         (332,826)
                                                     ------------    ------------    ------------    ------------

   Income before income taxes                           2,644,022         539,702        (412,250)      2,771,474

Income taxes                                             (984,654)             --         (54,649)     (1,039,303)
                                                     ------------    ------------    ------------    ------------

   Net income                                        $  1,659,368    $    539,702    $   (466,899)   $  1,732,171
                                                     ============    ============    ============    ============


Earnings per common share - basic                    $       0.29                                    $       0.30
                                                     ============                                    ============

Earnings per common share - diluted                  $       0.21                                    $       0.22
                                                     ============                                    ============


Weighted average number of common
 shares outstanding-basic                               5,725,255                                       5,725,255
                                                     ============                                    ============

Weighted average number of common
 shares outstanding-diluted                             7,922,924                                       7,922,924
                                                     ============                                    ============

                           KELLSTROM INDUSTRIES, INC.
         NOTES TO PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)







(A) For purposes of presenting the pro forma consolidated combined statement of earnings, the following adjustments have been made:

                                                                                    Year Ended
                                                                                  March 31, 1997
                                                                                  --------------
Increase (decrease) in income:

Amortization of goodwill and non-compete agreement related to
   Aero Support acquisition                                                        $   (201,587)
Elimination of leasehold amortization expense for assets not acquired                    52,812
Reduction in interest expense due to pay-off of debt on Aero Support
   line of credit                                                                        69,351
Interest expense on acquisition debt and debt incurred to repay existing
Aero Support line of credit                                                            (332,826)
                                                                                   ------------
                                                                                       (412,250)
Tax effect of pro forma adjustments                                                     (54,649)
                                                                                   ------------
Net adjustment                                                                     $   (466,899)
                                                                                   ============


Item 6.   Exhibits and Reports on Form 8-K.

          (a)    Exhibits.

                27  -  Financial Data Schedule (for SEC use only).

          (b)    Reports on Form 8-K.

                The Company filed a Report on Form 8-K dated April 14, 1998, which included a copy of a press release regarding the purchase of substantially all the assets and certain liabilities of Integrated Technology Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 1998                                  KELLSTROM INDUSTRIES, INC.
                                              (Registrant)


                                              /s/  Michael W. Wallace
                                              ------------------------------
                                              Michael W. Wallace
                                              Chief Financial Officer