Form 10-Q
period 1998-06-30
KELLSTROM INDUSTRIES INC
filed 1998-08-11
CIK 918275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                         Commission file number 0-23764


                           KELLSTROM INDUSTRIES, INC.
                           --------------------------
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 11,694,622 shares of common stock, $.001 par value per share, were outstanding as of July 31, 1998.

                           KELLSTROM INDUSTRIES, INC.


                                      INDEX


                                                                                                  PAGE

                                     PART I

Item 1 -  Financial Statements:

          Condensed Consolidated Balance Sheets                                                     3

          Condensed Consolidated Statements of Earnings                                             4

          Condensed Consolidated Statements of Cash Flows                                           5

          Notes to Condensed Consolidated Financial Statements                                      8


Item 2 -  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                               10


                                     PART II


Item 4 - Matters Submitted to a Vote of Security Holders                                            17

Item 5 -  Other Information                                                                         18

Item 6 -  Exhibits and Reports on Form 8-K                                                          24






ITEM 1. FINANCIAL STATEMENTS


                           KELLSTROM INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)
                                                                         June 30, 1998    Dececember 31, 1997
                                                                         -------------    -------------------
                         Assets

Current Assets:
     Cash and cash equivalents                                           $   2,049,912       $     462,676
     Trade receivables, net of allowances for returns and
          doubtful accounts of $1,672,054 and $335,786 in 1998
          and 1997, respectively                                            18,097,324          10,189,082
     Notes receivable                                                               --           2,475,856
     Inventories                                                            86,659,419          35,965,376
     Prepaid expenses and other current assets                               2,509,620           2,646,629
     Income tax receivable                                                   1,622,152             531,762
     Deferred tax assets                                                     1,311,464             636,115
     Investments in securities                                                 136,222             425,759
                                                                         -------------       -------------

               Total current assets                                        112,386,113          53,333,255

Equipment under operating leases, net                                      104,415,340          39,932,388
Property, plant and eqipment, net                                            8,961,236           5,027,096
Goodwill, net                                                               64,968,021          29,775,709
Other assets                                                                 8,799,044           6,293,050
                                                                         -------------       -------------

               Total Assets                                              $ 299,529,754       $ 134,361,498
                                                                         =============       =============


          Liabilities and Stockholders' Equity

Current Liabilities:
     Account payable                                                     $  11,545,613       $   6,183,762
     Accrued expenses                                                        8,607,947           4,996,963
     Short-term notes payable                                                2,309,469           6,759,013
     Current maturities of long-term debt                                           --           1,079,787
                                                                         -------------       -------------

               Total current liabilities                                    22,463,029          19,019,525

Long-term debt, less current maturities                                     20,658,207          11,250,000
Convertible subordinated notes                                             129,000,000          54,000,000
Deferred tax liabilities                                                     1,828,285             180,053
                                                                         -------------       -------------

               Total Liabilites                                            173,949,521          84,449,578

Stockholders' Equity:
     Preferred stock, $.001 par value; 1,000,000 shares authorized;
          none issued                                                               --                  --
     Common stock,  $.001 par value; 50,000,000 shares authorized;
          11,251,027 and 7,879,356 shares issued and
          outstanding in 1998 and 1997, respectively                            11,251               7,879
     Additional paid-in capital                                            108,443,077          39,027,053
     Retained earnings                                                      18,177,835          11,555,161
     Loans receivable from directors and officers                           (1,023,172)           (362,415)
     Unrealized loss on investments securities, net                            (28,758)           (315,758)
                                                                         -------------       -------------

               Total Stockholders' Equity                                  125,580,233          49,911,920
                                                                         -------------       -------------

               Total Liabilities and Stockholders' Equity                $ 299,529,754       $ 134,361,498
                                                                         =============       =============




     See accompanying notes to condensed consolidated financial statements.

                           KELLSTROM INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                             Three Months Ended                     Six Months Ended
                                                                   June 30,                              June 30,
                                                      -------------------------------       -------------------------------
                                                           1998             1997                 1998               1997
                                                      ------------       ------------       ------------       ------------
Sales of aircraft and engine parts, net               $ 30,177,845       $ 16,650,131       $ 55,513,541       $ 32,109,047
Rental revenues                                          7,885,272          1,299,779         11,640,147          2,306,936
                                                      ------------       ------------       ------------       ------------

    Total revenues                                      38,063,117         17,949,910         67,153,688         34,415,983

Cost of goods sold                                     (20,325,614)       (10,962,783)       (36,993,778)       (21,035,115)
Depreciation of equipment under operating leases        (4,120,927)          (844,856)        (6,164,083)        (1,499,509)
Selling, general and administrative expenses            (4,320,998)        (1,914,440)        (7,754,953)        (3,684,769)
Depreciation and amortization                             (668,079)          (351,279)        (1,261,302)          (640,158)
                                                      ------------       ------------       ------------       ------------

    Total operating expenses                           (29,435,618)       (14,073,358)       (52,174,116)       (26,859,551)

    Operating income                                     8,627,499          3,876,552         14,979,572          7,556,432

Interest expense                                        (2,826,505)          (873,812)        (4,541,228)        (1,976,554)
Interest income                                             60,571             82,048            137,340            148,932
                                                      ------------       ------------       ------------       ------------

    Income before income taxes                           5,861,565          3,084,788         10,575,684          5,728,810

Income taxes                                            (2,180,501)        (1,143,574)        (3,953,010)        (2,128,228)
                                                      ------------       ------------       ------------       ------------

    Net income                                        $  3,681,064       $  1,941,214       $  6,622,674       $  3,600,582
                                                      ============       ============       ============       ============


Earnings per common share - basic                     $       0.42       $       0.26       $       0.79       $       0.53
                                                      ============       ============       ============       ============

Earnings per common share - diluted                   $       0.34       $       0.22       $       0.63       $       0.42
                                                      ============       ============       ============       ============


Weighted average number of common
   shares outstanding - basic                            8,751,400          7,558,921          8,435,039          6,758,977
                                                      ============       ============       ============       ============

Weighted average number of common
   shares outstanding - diluted                         12,642,833          8,947,279         12,222,479          8,551,991
                                                      ============       ============       ============       ============




     See accompanying notes to condensed consolidated financial statements.

                           KELLSTROM INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                             Six Months Ended June 30,
                                                                         ---------------------------------
                                                                             1998                 1997
                                                                         -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                               $   6,622,674       $   3,600,582
Adjustments to reconcile net income to net cash used
     in operating activities:
         Depreciation and amortization                                       1,261,302             640,158
         Depreciation of equipment under operating leases                    6,164,083           1,499,509
         Amortization of deferred financing costs                              532,956             402,586
         Purchase of equipment under operating leases                      (48,581,682)                 --
         Deferred income taxes                                                 521,420            (114,519)
         Other                                                                  18,626                  --

Changes in operating assets and liabilities:
         Increase in trade receivables, net                                 (1,414,612)         (2,003,524)
         Increase in inventory                                             (23,600,523)         (2,405,151)
         Decrease in prepaid expenses and other current assets               1,552,028             385,394
         (Increase) decrease in other assets                                   104,674            (212,266)
         Decrease in accounts payable                                         (151,401)         (1,576,654)
         (Decrease) increase in accrued expenses                               463,548          (1,126,074)
         Increase in income taxes payable                                           --             332,747
                                                                         -------------       -------------

                          Net cash used in operating activities            (56,506,907)           (577,212)
                                                                         -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of IASI assets, net of cash acquired                                       --         (25,053,141)
Purchase of ITC assets, net of cash acquired                               (20,422,248)                 --
Purchase of Aerocar assets, net of cash acquired                           (44,333,009)                 --
Proceeds from the sale of investment securities                                710,079             301,000
Purchases of property, plant and equipment                                  (4,067,276)           (220,107)
                                                                         -------------       -------------

                          Net cash used in investing activities            (68,112,454)        (24,972,248)
                                                                         -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit agreements                              (8,403,611)         (3,098,264)
Proceeds from the issuance of debt                                                  --          21,000,000
Debt repayment, including capital lease obligations                         (2,688,410)         (7,891,646)
Proceeds from the issuance of common stock                                  67,358,522          20,794,370
Proceeds from the issuance of convertible subordinated notes                72,750,000                  --
Proceeds from the exercise of options and warrants                             663,911                  --
Net repayments (borrowings) for loans receivable                              (660,757)           (200,000)
Payment of deferred financing costs                                         (2,813,058)         (1,309,284)
                                                                         -------------       -------------

                          Net cash provided by financing activities        126,206,597          29,295,176
                                                                         -------------       -------------
NET INCREASE IN CASH & CASH EQUIVALENTS                                      1,587,236           3,745,716
                                                                         -------------       -------------
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                   462,676             154,254
                                                                         -------------       -------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                   $   2,049,912       $   3,899,970
                                                                         =============       =============



                                   (continued)

      See accompanying notes to condensed consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (continued)

                                                                                     Six Months Ended June 30,
                                                                                   ----------------------------
                                                                                      1998              1997
                                                                                   -----------      -----------

Supplemental disclosures of non-cash investing and financing activities:
         IASI assets acquired for warrants                                         $        --      $ 1,173,134
                                                                                   ===========      ===========

         Aerocar assets acquired for warrants                                      $ 1,405,000      $        --
                                                                                   ===========      ===========

         Deferred financing costs paid through the issuance of warrants            $        --      $ 1,530,446
                                                                                   ===========      ===========

         Net transfer of equipment under operating leases to inventories           $ 5,351,721      $        --
                                                                                   ===========      ===========

         Unrealized gain/(loss) on investment securities, net                      $   287,000      $  (231,116)
                                                                                   ===========      ===========

Supplemental disclosures of cash flow information:
         Cash paid during the period for:

         Interest                                                                  $ 4,107,613      $   882,061
                                                                                   ===========      ===========

         Income taxes                                                              $ 4,483,105      $ 1,905,285
                                                                                   ===========      ===========


Supplemental disclosures of purchase of IASI assets, net of liabilities:
         Cash                                                                                       $    36,709
         Receivables                                                                                  1,621,664
         Inventory                                                                                   27,275,861
         Prepaid expenses and other current assets                                                    1,132,400
         Property, plant and equipment                                                                   74,865
         Goodwill                                                                                    14,055,172
         Other assets                                                                                    26,177
                                                                                                    -----------
                          Total assets                                                              $44,222,848
                                                                                                    ===========

         Accrued expenses                                                                           $ 2,350,280
         Accounts payable                                                                             1,530,786
         Notes payable                                                                               14,078,798
                                                                                                    -----------
                          Total liabilities                                                         $17,959,864
                                                                                                    ===========

                          Net acquisition cost                                                       26,262,984

         Less warrants issued to seller                                                               1,173,134
                                                                                                    -----------

         Cash paid to seller at closing                                                              25,089,850

         Less cash acquired                                                                              36,709
                                                                                                    -----------
                          Net cash used in acquisition                                              $25,053,141
                                                                                                    ===========




                                   (continued)
      See accompanying notes to condensed consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (continued)

                                                                                  Six Months Ended June 30,
                                                                                 -----------------------------
                                                                                    1998              1997
                                                                                 -----------       -----------
Supplemental disclosures of purchase of ITC assets, net of liabilities:
         Cash                                                                    $   841,012
         Receivables                                                               6,095,225
         Inventory                                                                16,815,078
         Prepaid expenses and other current assets                                    29,553
         Engines under operating leases                                            4,594,456
         Property, plant and equipment                                                33,121
         Goodwill                                                                  5,442,685
         Other assets                                                                 19,171
                                                                                 -----------
                          Total assets                                           $33,870,301
                                                                                 ===========

         Accrued expenses                                                        $ 3,147,436
         Accounts payable                                                          3,109,605
         Notes payable                                                             6,350,000
                                                                                 -----------
                          Total liabilities                                      $12,607,041
                                                                                 ===========

                          Net acquisition cost                                    21,263,260

         Less cash acquired                                                          841,012
                                                                                 -----------

                          Net cash used in acquisition                           $20,422,248
                                                                                 ===========

Supplemental disclosures of purchase of Aerocar assets, net of liabilities:
         Cash                                                                    $   227,855
         Receivables                                                                 473,118
         Inventory                                                                 9,683,625
         Engines under operating leases                                           18,065,714
         Property, plant and equipment                                               151,103
         Goodwill                                                                 30,591,424
         Other assets                                                                 39,532
                                                                                 -----------
                          Total assets                                           $59,232,371
                                                                                 ===========

         Accounts payable                                                        $ 2,395,610
         Notes payable                                                            10,870,897
                                                                                 -----------
                          Total liabilities                                      $13,266,507
                                                                                 ===========

                          Net acquisition cost                                    45,965,864

         Less warrants issued to seller                                            1,405,000
                                                                                 -----------

         Cash paid to seller at closing                                           44,560,864

         Less cash acquired                                                          227,855
                                                                                 -----------

                          Net cash used in acquisition                           $44,333,009
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

       In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of Kellstrom Industries, Inc. and its subsidiaries as of June 30, 1998, and the condensed consolidated results of earnings for the three and six month periods ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the three and six month periods ended June 30, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


NOTE 2 - ACQUISITIONS

       On April 1, 1998, the Company through a wholly-owned subsidiary, Integrated Technology Holdings Corp., completed the acquisition of substantially all of the assets and assumed certain liabilities of privately held Integrated Technology Corp. ("ITC") for approximately $20.2 million in cash plus an earn-out payable over a three-year period based on certain specified criteria. In addition, the Company received a three-year option to purchase a 49% interest in an related FAA-approved overhaul facility. The Company funded the purchase from its current banking facility. The acquisition was accounted for using the purchase method of accounting for business combinations and accordingly, the operating results have been included since the date of acquisition.

       On June 17, 1998, the Company completed the acquisition of Aerocar Aviation Corp. and Aerocar Parts, Inc., (collectively "Aerocar") for approximately $44.3 million in cash, warrants to purchase an aggregate of 250,000 shares of the Company's common stock, exercisable at $26.00 per share, plus an additional $5.0 million payable within a two-year period after closing either in cash, or at the option of the Company, in shares of common stock having an equivalent value as of the date of the acquisition. The Company funded the cash portion of this acquisition with a portion of the proceeds from its secondary public offering. The acquisition was accounted for using the purchase method of accounting for business combinations and accordingly, the operating results have been included since the date of acquisition.

NOTE 3 - EARNINGS PER SHARE

       Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Subsequent to the effective date, all prior period earnings per share data presented will be restated to conform with the provisions of SFAS No. 128. Basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997 were calculated based on the following:

                                                                 Three Months Ended                  Six Months Ended
                                                                        June 30,                         June 30,
                                                             ----------------------------      ----------------------------
                                                                1998             1997              1998             1997
                                                             -----------      -----------      -----------      -----------
BASIC EARNINGS PER COMMON SHARE:

Net income                                                   $ 3,681,064      $ 1,941,214      $ 6,622,674      $ 3,600,582
                                                             ===========      ===========      ===========      ===========

Weighted average common shares outstanding                     8,751,400        7,558,921        8,435,039        6,758,977
                                                             ===========      ===========      ===========      ===========

Basic earnings per common share                              $      0.42      $      0.26      $      0.79      $      0.53
                                                             ===========      ===========      ===========      ===========


DILUTED EARNINGS PER COMMON SHARE:

Net income                                                   $ 3,681,064      $ 1,941,214      $ 6,622,674      $ 3,600,582

Income adjustment relating to reduction of
  debt based on the if converted method                          592,578               --        1,077,734               --
                                                             -----------      -----------      -----------      -----------

Net income available to common and common
  equivalent shares                                          $ 4,273,642      $ 1,941,214      $ 7,700,408      $ 3,600,582
                                                             ===========      ===========      ===========      ===========


Weighted average common shares outstanding                     8,751,400        7,558,921        8,435,039        6,758,977

Net effect of dilutive stock options and warrants
  based on the treasury stock method                           1,594,464        1,388,358        1,657,137        1,793,014
Net effect of dilutive convertible subordinated
  notes based on the if converted method                       2,296,969               --        2,130,303               --
                                                             -----------      -----------      -----------      -----------

Weighted average common shares outstanding
    - diluted                                                 12,642,833        8,947,279       12,222,479        8,551,991
                                                             ===========      ===========      ===========      ===========

Diluted earnings per common share                            $      0.34      $      0.22      $      0.63      $      0.42
                                                             ===========      ===========      ===========      ===========



NOTE 4 - COMPREHENSIVE INCOME

       Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. The Company's total comprehensive income, comprised of unrealized gain/(loss) on investment securities, for the three and six month periods ended June 30, 1998 and 1997 were as follows:

                                                        Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                   -----------------------------       ----------------------------
                                                      1998               1997             1998              1997
                                                   -----------       -----------       -----------      -----------

Net income                                         $ 3,681,064       $ 1,941,214       $ 6,622,674      $ 3,600,582
Other comprehensive income, net of taxes               (16,593)         (172,968)          343,934         (231,116)
                                                   -----------       -----------       -----------      -----------

  Total comprehensive income                       $ 3,664,471       $ 1,768,246       $ 6,966,608      $ 3,369,466
                                                   ===========       ===========       ===========      ===========




NOTE 5 - RECENT PUBLIC OFFERINGS

         In June 1998, the Company completed a secondary public offering of 2,750,000 shares of its common stock resulting in net proceeds of $67,358,522. On July 2, 1998, the Company's underwriters exercised their overallotment option to purchase an additional 412,500 shares of common stock at $26.00. The net proceeds to the Company from this sale were $10,164,000. Proceeds of the offering were used to repay outstanding borrowings under its revolving credit facility, to finance the Aerocar acquisition and for general corporate purposes.

         In June 1998, the Company completed a public offering of $75,000,000 aggregate principal amount of 5 1/2% Convertible Subordinated Notes due 2003 (the "Notes"), resulting in net proceeds of $72,750,000. On July 2, 1998, the Company's underwriters exercised their overallotment option to purchase an additional $11,250,000 aggregate principal amount of Notes. The net proceeds to the Company from this sale were $10,938,281. Proceeds of the offering were used to repay outstanding borrowings under its revolving credit facility and for general corporate purposes.


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. Management does not anticipate a significant impact of the adoption of SFAS 133 on the Company's consolidated financial position, results of operations or cash flows.


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

         On April 1, 1998, the Company through a wholly-owned subsidiary, Integrated Technology Holdings Corp., completed the acquisition of substantially all of the assets and assumed certain liabilities of privately held Integrated Technology Corp. ("ITC") for approximately $20.2 million in cash plus an earn-out payable over a three-year period based on certain specified criteria. In addition, the Company received a three-year option to purchase a 49% interest in a related FAA-approved overhaul facility. The acquisition was accounted for using the purchase method of accounting for business combinations and accordingly, the operating results have been included since the date of acquisition. The Company funded the purchase from its current banking facility.

         On June 17, 1998, the Company completed the acquisition of Aerocar Aviation Corp. and Aerocar Parts Inc., (collectively "Aerocar") for approximately $44.3 million in cash, warrants to purchase an aggregate of 250,000 shares of the Company's common stock, exercisable at $26.00 per share, plus an additional $5.0 million payable within a two-year period after closing, either in cash, or at the option of the Company, in shares of common stock having an equivalent value as of the date of the acquisition. The acquisition was accounted for using the purchase method of accounting for business combinations and accordingly, the operating results have been included since the date of acquisition. The Company funded the cash portion of this acquisition with a portion of the proceeds of its secondary public offering.

         On June 17, 1998, the Company completed a secondary public offering of 2,750,000 shares of common stock at $26.00 per share, resulting in net proceeds of $67,358,522. On July 2, 1998, the Company's underwriters exercised their overallotment option to purchase an additional 412,500 shares of common stock at $26.00. The net proceeds to the Company from this sale were $10,164,000. Proceeds of the offering were used to repay outstanding borrowings under its revolving credit facility, to finance the Aerocar acquisition and for general corporate purposes.

         On June 17, 1998, the Company completed an underwritten public offering of $75,000,000 aggregate principal amount of 5 1/2% Convertible Subordinated Notes due 2003 (the "Notes"), resulting in net proceeds of $72,750,000. On July 2, 1998, the Company's underwriters exercised their overallotment option to purchase an additional $11,250,000 aggregate principal amount of Notes. The net proceeds to the Company from this sale were $10,938,281. Proceeds of the offering were used to repay outstanding borrowings under its revolving credit facility and for general corporate purposes.

         The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Although the Company has historically experienced increasing net sales and operating results, the Company may experience significant fluctuations in its gross margins and operating results in the future, both on an annual and a quarterly basis, caused by various factors, including general economic conditions, specific economic conditions in the commercial aviation industry, the availability, package size and price of surplus aviation material, the size and timing of customer orders, returns by and allowances to customers and the cost of acquisitions and capital to the Company. In a strategic response to a changing, competitive environment, the Company may elect from time to time to make certain pricing, product or marketing decisions, and any such decisions could have a material adverse effect on the Company's periodic results of operations, including net sales and net income from quarter to quarter. A large portion of the Company's operating expenses are relatively fixed. Since the Company typically does not obtain long-term purchase orders or commitments from its customers with respect to the sale of engines or engine parts, it must anticipate the future volume of orders based upon the historic purchasing patterns of its customers and upon its discussions with its customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, consolidated financial condition, results of operations or cash flows. Therefore, comparisons of recent net sales and operating results of the Company should not be taken as indicative of the results of operations that can be expected in the future. There can be no assurance that the net sales and operating results of the Company will continue at their current levels or will grow, or that the Company will be able to achieve sustained profitability on a quarterly or annual basis.


RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         Net sales of aircraft and engine parts increased by 81% to $30,177,845 for the three months ended June 30, 1998 as compared with $16,650,131 for the three months ended June 30, 1997. The increase in net sales of aircraft and engine parts was primarily due to (i) internal growth of sales of approximately $3,600,000 primarily due to additional inventory availability as a result of the Company's increased capital resources, and (ii) incremental sales of approximately $9,900,000 related to the acquisitions of the Aero Support and ITC operations.

         Rental revenues increased by 507% to $7,885,272 for the three months ended June 30, 1998 as compared with $1,299,779 for the three months ended June 30, 1997. The increase in rental revenues was primarily due to (i) the Company's continued expansion into the short-term leasing business through purchases of individual leased assets resulting in increased rental revenues of approximately $5,300,000, and (ii) incremental rental revenues of approximately $1,300,000 related to the acquisition of the ITC operations.

         Cost of goods sold increased by 85% to $20,325,614 for the three months ended June 30, 1998 as compared to $10,962,783 for the three months ended June 30, 1997; however, the gross profit margin decreased to 32.6% in 1998 from 34.2% in 1997. The increase in cost of goods sold was primarily due to increased sales volume driven by internal sales growth and the acquisitions of Aero Support and ITC. The decrease in the gross profit margin was primarily due to the mix of product sales which resulted in a lower gross profit margin. However, despite the decrease in the gross profit margin during the second quarter of 1998, the gross profit margin remains in the range of the Company's historical gross profit margin.

         Depreciation of equipment under operating leases increased by 388% to $4,120,927 for the three months ended June 30, 1998 as compared with $844,856 for the three months ended June 30, 1997. The increase in depreciation of equipment under operating leases was primarily due to (i) the Company's continued expansion into the short-term leasing business through purchases of individual leased assets resulting in increased depreciation expense of approximately $2,500,000, and (ii) incremental depreciation of approximately $750,000 related to the leased assets acquired from the ITC operation.

         Selling, general and administrative expenses increased by 126% to $4,320,998 for the three months ended June 30, 1998 as compared to $1,914,440 for the three months ended June 30, 1997, which resulted in an increase as a percentage of total revenues to 11.4% in 1998 from 10.7% in 1997. The increase in selling, general and administrative expenses was primarily the result of (i) expenses of approximately $1,300,000 related to the continuing operations of Aero Support and ITC, and (ii) expenses of approximately $1,100,000 from the continued expansion of the Company's sales and warehouse operations in order to support a higher level of revenue and a corresponding greater number of whole engine and engine component transactions, and the continued addition of marketing and management personnel necessary to achieve and administer the revenue growth opportunities that are available due to the Company's expanded level of inventory investment. The Company expects selling, general and administrative expenses to continue to increase due to the Company's growth plans and need for additional personnel and facilities to support the Company's operations.

         Depreciation and amortization expense increased by 90% to $668,079 for the three months ended June 30, 1998 as compared with $351,279 for the three months ended June 30, 1997, which resulted in a decrease as a percentage of total revenues to 1.8% in 1998 from 2.0% in 1997. The increase in depreciation and amortization expense is primarily the result of amortization of goodwill related to the Aero Support and ITC acquisitions.

         Interest expense (net of interest income) increased by 249% to $2,765,934 for the three months ended June 30, 1998 as compared to $791,764 for the three months ended June 30, 1997. The increase in interest expense was primarily due to (i) interest expense and related costs of approximately $775,000 from the $17,300,000 and $20,225,000 of debt related to the acquisitions of Aero Support and ITC, respectively, (ii) amortization of deferred financing costs of approximately $285,000, and (iii) increased borrowings by the Company during 1998 necessary to expand the Company's inventory levels which resulted in approximately $915,000 of interest expense. The Company expects interest expense to continue to increase as the Company continues to expand its inventory levels and facilities to support future growth in operations and completes acquisitions funded by debt. There can be no assurance, however, that the Company's operations will expand or that it will complete any material acquisitions.

         Provision for income taxes increased 91% to $2,180,501 for the three months ended June 30, 1998 as compared to $1,143,574 for the three months ended June 30, 1997, which resulted in a slight increase as a percentage of income before income taxes of 37.2% in 1998 from 37.1% in 1997. The increase in income taxes is due to higher levels of pre-tax income for the three months ended June 30, 1998. The Company's effective tax rate differs from the statutory rate primarily due to state income taxes offset by the use of the foreign sales corporation.

         Net income increased by 90% to $3,681,064 for the three months ended June 30, 1998 as compared to $1,941,214 for the three months ended June 30, 1997. Basic earnings per common share increased by 62% to $0.42 for the three months ended June 30, 1998 as compared to $0.26 for the three months ended June 30, 1997. Diluted earnings per common share increased by 55% to $0.34 for the three months ended June 30, 1998 as compared to $0.22 for the three months ended June 30, 1997.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Net sales of aircraft and engine parts increased by 73% to $55,513,541 for the six months ended June 30, 1998 as compared with $32,109,047 for the six months ended June 30, 1997. The increase in net sales of aircraft and engine parts was primarily due to (i) internal growth of sales of approximately $7,900,000 primarily due to additional inventory availability as a result of the Company's increased capital resources, and (ii) incremental sales of approximately $15,500,000 related to the acquisitions of the Aero Support and ITC operations.

         Rental revenues increased by 405% to $11,640,147 for the six months ended June 30, 1998 as compared with $2,306,936 for the six months ended June 30, 1997. The increase in rental revenues was primarily due to (i) the Company's continued expansion into the short-term leasing business through purchases of individual leased assets resulting in increased rental revenues of approximately $8,000,000 and (ii) incremental rental revenues of approximately $1,300,000 related to the acquisition of the ITC operations.

         Cost of goods sold increased by 76% to $36,993,778 for the six months ended June 30, 1998 as compared to $21,035,115 for the six months ended June 30, 1997; the gross profit margin decreased to 33.4% in 1998 from 34.5% in 1997. The increase in cost of goods sold was primarily due to increased sales volume across all product lines. The decrease in the gross profit margin was primarily due to the mix of product sales during the first six months of 1998, resulting in a lower gross profit margin. However, despite the slight decrease in the gross profit margin during the first six months of 1998, the gross profit margin remains in the range of the Company's historical gross profit margin.

         Depreciation of equipment under operating leases increased by 311% to $6,164,083 for the six months ended June 30, 1998 as compared with $1,499,509 for the six months ended June 30, 1997. The increase in depreciation of equipment under operating leases was primarily due to (i) the Company's continued expansion into the short-term leasing business through purchases of individual leased assets resulting in increased depreciation of approximately $3,900,000, and (ii) incremental depreciation of $750,000 related to the acquisition of the ITC operations.

         Selling, general and administrative expenses increased by 110% to $7,754,953 for the six months ended June 30, 1998 as compared to $3,684,769 for the six months ended June 30, 1997, which resulted in an increase as a percentage of total revenues to 11.5% in 1998 from 10.7% in 1997. The increase in selling, general and administrative expenses was primarily the result of (i) expenses of approximately $2,000,000 related to the continuing operations of Aero Support and ITC, and (ii) expenses of approximately $2,100,000 from the continued expansion of the Company's sales and warehouse operations in order to support a higher level of revenue and a corresponding greater number of whole engine and engine component transactions, and the continued addition of marketing and management personnel necessary to achieve and administer the revenue growth opportunities that are available due to the Company's expanded level of inventory investment. The Company expects selling, general and administrative expenses to continue to increase due to the Company's growth plans and need for additional personnel and facilities to support the Company's operations.

         Depreciation and amortization expense increased by 97% to $1,261,302 for the six months ended June 30, 1998 as compared with $640,158 for the six months ended June 30, 1997, which resulted in depreciation and amortization as a percentage of total revenues remaining flat at 1.9% for 1998 and 1997. The increase in depreciation and amortization expense is primarily the result of amortization of goodwill related to the Aero Support and ITC acquisitions.

         Interest expense (net of interest income) increased by 141% to $4,403,888 for the six months ended June 30, 1998 as compared to $1,827,622 for the six months ended June 30, 1997. The increase in interest expense was primarily due to (i) interest expense and related costs of approximately $1,500,000 from the $17,300,000 and $20,225,000 of debt related to the acquisitions of Aero Support and ITC, and (ii) amortization of deferred financing costs of approximately $532,000, and (iii) increased borrowings by the Company during 1998 necessary to expand the Company's inventory levels which resulted in approximately $544,000 of interest expense. The Company expects interest expense to continue to increase as the Company continues to expand its inventory levels and facilities to support future growth in operations and completes acquisitions funded by debt. There can be no assurance, however, that the Company's operations will expand or that it will complete any material acquisitions.

         Provision for income taxes increased 86% to $3,953,010 for the six months ended June 30, 1998 as compared to $2,128,228 for the six months ended June 30, 1997, which resulted in a slight increase as a percentage of income before income taxes of 37.4% in 1998 from 37.2% in 1997. The increase in income taxes is due to higher levels of pre-tax income for the six months ended June 30, 1998. The Company's effective tax rate differs from the statutory rate primarily due to state income taxes offset by the use of the foreign sales corporation.

         Net income increased by 84% to $6,622,674 for the six months ended June 30, 1998 as compared to $3,600,582 for the six months ended June 30, 1997. Basic earnings per common share increased by 49% to $0.79 for the six months ended June 30, 1998 as compared to $0.53 for the six months ended June 30, 1997. Diluted earnings per common share increased by 50% to $0.63 for the six months ended June 30, 1998 as compared to $0.42 for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES.

         As of June 30, 1998, the Company's liquidity and capital resources included cash and cash equivalents of $2,049,912 and working capital of $89,923,084. As of June 30, 1998, total outstanding debt was $151,967,676 as compared to $73,088,800 as of December 31, 1997. As of June 30, 1998, the outstanding principal balance on the Company's convertible subordinated notes was $129,000,000 and the Company had contractual lines of credit totaling $100,000,000 of which $92,758,997 was available.

         Cash flows used in operating activities for the six months ended June 30, 1998 was $56,506,907 as compared to $577,212 for the six months ended June 30, 1997. The primary uses of cash for operating activities during the six months ended June 30, 1998 were due to (i) purchases of equipment under operating leases of $48,581,682, and (ii) an increase in inventory and trade receivables which amounted to $25,015,135. The primary sources of cash for operating activities for the six months ended June 30, 1998 were due to an increase in prepaid expenses and other current assets of $1,552,028, coupled with net income of $6,622,674 and total depreciation and amortization of $7,958,341.

         Cash flows used in investing activities for the six months ended June 30, 1998 was $68,112,454 compared to $24,972,248 for the six months ended June 30, 1997. The primary uses of cash for investing activities for the six months ended June 30, 1998 related to (i) the purchases of ITC and Aerocar for an aggregate of $64,755,257, and (ii) purchases of property, plant and equipment of $4,067,276. The primary sources of cash for investing activities for the six months ended June 30, 1998 related to proceeds from the sales of investment securities of $710,079.

         Cash flows provided by financing activities for the six months ended June 30, 1998 was $126,206,597 compared to $29,295,176 for the six months ended June 30, 1997. The primary uses of cash for financing activities for the six months ended June 30, 1998 related to debt repayments of $11,092,021 and payments of deferred financing costs of $2,813,058. The primary sources of cash for financing activities for the six months ended June 30, 1998 related to net proceeds from the sale of common stock of $67,358,522 and proceeds from the sale of convertible subordinated notes of $72,750,000.

         On March 11, 1998, in order to expand its current credit facility, the Company entered into a three year $100,000,000 revolving loan agreement with Barnett Bank, N.A., a wholly-owned subsidiary of NationsBank Corp. The loan bears interest at 1/4% below Barnett Bank's prime rate (which was 8 1/4% at July 31, 1998), or at the Company's option, LIBOR plus 175 - 275 basis points. The expanded credit facility is secured by substantially all of the Company's assets.

         On June 17, 1998, the Company completed a secondary public offering of 2,750,000 shares of Common Stock at $26.00 per share, resulting in net proceeds of $67,358,522. On July 2, 1998, the

Company's underwriters exercised their overallotment option to purchase an additional 412,500 shares of Common Stock at $26.00. The net proceeds to the Company from this sale were $10,164,000. Proceeds of the offering were used to repay outstanding borrowings under its revolving credit facility, to finance the Aerocar acquisition and for general corporate purposes.

         On June 17, 1998, the Company completed an underwritten public offering of $75,000,000 aggregate principal amount of Notes, resulting in net proceeds of $72,750,000. On July 2, 1998, the Company's underwriters exercised their overallotment option to purchase an additional $11,250,000 aggregate principal amount of Notes. The net proceeds to the Company from this sale were $10,938,281. Proceeds of the offering were used to repay outstanding borrowings under its revolving credit facility and for general corporate purposes.

         During the six months ended June 30, 1998, the Company's highest utilization of its Barnett Bank $100,000,000 line of credit was $98,182,099. The outstanding balance at June 30, 1998 on the Barnett Bank revolving credit facility was $7,241,003.

         The Company plans to take advantage of growth opportunities that are consistent with the Company's expansion and profit objectives. These growth opportunities will require the investment of cash into inventory including jet engines and jet engine parts. The Company believes that greater availability of such inventory will better enable the Company to continue to increase its revenues as well as to encourage the development of strategic relationships with new customers. The Company intends to finance its inventory expansion program through its credit facility, which were expanded in March 1998, proceeds from the recently completed public offerings and through the employment of its cash flows along with the management of trade credits. In the future, the Company may require additional sources of capital to continue to fund its expansion.

         The Company believes that cash flow from operations, combined with the Company's borrowing facilities should be sufficient for the Company's current level of operations. In addition, the Company continues to evaluate the expansion of its credit facility and to increase inventory purchases. However, the Company may elect to seek equity capital in the future depending upon market conditions and the needs of the Company.


YEAR 2000 ISSUE

         The Company has developed plans to address any possible liability related to the impact of the Year 2000 problem on its computer systems through a conversion plan to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company does not expect the financial impact of making the required system changes to be material to the Company's consolidated financial position, results of operations or cash flows which are being funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred.

         There can be no assurance that the Company's suppliers or vendors are or will be Year 2000 compliant. Failure of any third-party enterprises with which the Company interacts to achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. Management does not anticipate a significant impact of the adoption of SFAS 133 on the Company's consolidated financial position, results of operations or cash flows.


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders of Kellstrom Industries, Inc. was held on May 29, 1998 pursuant to a proxy statement dated April 29, 1998.

(c)   The following matters were submitted to a vote at the meeting:

      (1) Election of the following nominees as Class II directors for a two year term:

            Director's Name:       JOHN S. GLEASON       ZIVI R. NEDIVI        YOAV STERN
                                   ---------------       --------------        ----------
            Votes in favor:            5,736,818            5,737,118            5,736,918
            Votes against:                     0                    0                    0
            Abstentions:                  22,350               22,050               22,250

      (2) Approve and adopt an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 20,000,000 to 50,000,000 shares:

            Votes in favor:         4,730,772
            Votes against:          1,017,716
            Abstentions:               10,680

      (3) Consider and vote upon a proposal to approve and adopt the Company's 1997 Stock Option Plan:

            Votes in favor:         4,705,468
            Votes against:          1,031,365
            Abstentions:               22,335

      (4) Consider and vote upon a proposal to approve and adopt the Company's 1998 Stock Purchase Plan:

            Votes in favor:         5,625,923
            Votes against:            117,055
            Abstentions:               16,190

(5) Ratify and approve the reappointment of KPMG Peat Markwick LLP as the Company's independent auditors:

            Votes in favor:         5,737,973
            Votes against:             12,860
            Abstentions:                8,335

A total of 5,759,168 shares were represented at the meeting, constituting a quorum in accordance with the applicable provisions of the By-laws of the Company.


Item 5.  Other Information

      PRO FORMA CONSOLIDATED COMBINED STATEMENTS OF EARNINGS - UNAUDITED

      The consolidated combined statement of earnings of the Company for the six months ended June 30, 1998 and 1997 are based on historical financial statements of the Company and have been adjusted to reflect the acquisitions of Aero Support Holdings, Inc. ("Aero Support"), Integrated Technology Holdings Corp. ("ITHC"), and Aerocar Aviation Corp. and Aerocar Parts, Inc. (collectively "Aerocar") as though the companies had combined at the beginning of the periods being reported.

      The Company acquired substantially all of the assets and operations of Aero Support USA, Inc. on September 10, 1997, Integrated Technology Corp. on April 1, 1998, and Aerocar Aviation Corp. and Aerocar Parts, Inc. on June 17, 1998. The pro forma condensed consolidated statement of earnings do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma consolidated combined financial information is based on certain assumptions and adjustments described in the notes hereto and should be read in conjunction therewith.

      The following pro forma consolidated combined statement of earnings for the six months ended June 30, 1997 reflect the effect of the Company's recent secondary public offerings of common stock and convertible subordinated notes.

                          KELLSTROM INDUSTRIES, INC.
            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                       --------------------------------
                                                           Six Months Ended June 30,
                                                       --------------------------------
                                                           1998             1997
                                                       -------------     --------------
                                                          Pro Forma       Pro Forma
                                                          Combined         Combined
                                                       -------------     --------------
Sales of aircraft and engine parts, net                 $ 67,008,629       $ 64,995,633
Rental revenues                                           15,632,494          8,068,535
                                                       -------------     --------------

   Total revenues                                         82,641,123         73,064,168

Cost of goods sold                                       (43,716,097)       (39,730,378)
Depreciation of equipment under operating leases          (7,211,295)        (2,957,955)
Selling, general and administrative expenses              (9,617,337)        (8,595,453)
Depreciation and amortization                             (1,783,750)        (1,728,620)
                                                       -------------     --------------

   Total operating expenses                              (62,328,479)       (53,012,406)

   Operating income                                       20,312,644         20,051,762

Interest expense                                          (7,667,421)        (5,829,527)
Interest income                                              269,716            264,277
                                                       -------------     --------------

   Income before income taxes                             12,914,939         14,486,512

Income taxes                                              (4,843,103)        (5,432,443)
                                                       -------------     --------------

   Net income                                              8,071,836          9,054,069
                                                       =============     ==============


Earnings per common share - basic                      $        0.96     $         1.30
                                                       =============     ==============

Earnings per common share - diluted                    $        0.75     $         1.03
                                                       =============     ==============


Weighted average number of common shares
  outstanding -- basic                                     8,435,039          6,957,588
                                                       =============     ==============

Weighted average number of common shares
  outstanding -- diluted                                  12,222,479          8,917,269
                                                       =============     ==============

     Unaudited - See accompanying notes to pro forma condensed consolidated statements of earnings

                           KELLSTROM INDUSTRIES, INC.
             PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (Unaudited)

                                        --------------------------------------------
                                                         HISTORICAL
                                        --------------------------------------------     PRO FORMA      PRO FORMA        PRO FORMA
                                           KELLSTROM        ITC           AEROCAR      ADJUSTMENTS(A) ADJUSTMENTS(B)     COMBINED
                                        ------------    ------------    ------------   ------------    ----------      ------------
Sales of aircraft and engine parts, net $ 55,513,541    $ 13,434,356    $  3,458,512   $ (5,397,780)   $       --      $ 67,008,629
Rental revenues                           11,640,147       1,814,281       3,454,041     (1,275,975)           --        15,632,494
                                        ------------    ------------    ------------   ------------    ------------    ------------

   Total revenues                         67,153,688      15,248,637       6,912,553     (6,673,755)           --        82,641,123

Cost of goods sold                       (36,993,778)     (8,412,559)     (1,724,577)     3,414,817            --       (43,716,097)
Depreciation of equipment under
  operating leases                        (6,164,083)     (1,028,513)       (757,895)       739,196            --        (7,211,295)
Selling, general and administrative
  expenses                                (7,754,953)     (1,081,683)     (1,443,646)       487,784         132,000      (9,617,337)
                                                                                             43,161
Depreciation and amortization             (1,261,302)        (50,190)           --           46,692        (431,194)     (1,783,750)
                                                                                            (87,756)
                                        ------------    ------------    ------------   ------------    ------------    ------------

   Total operating expenses              (52,174,116)    (10,572,945)     (3,926,118)     4,643,894        (299,194)    (62,328,479)

   Operating income                       14,979,572       4,675,692       2,986,435     (2,029,861)       (299,194)     20,312,644

Interest expense                          (4,541,228)       (180,407)       (219,633)       180,407         219,633      (7,667,421)
                                                                                         (1,064,663)     (2,061,530)
Interest income                              137,340            --           132,376           --              --           269,716

                                        ------------    ------------    ------------   ------------    ------------    ------------

   Income before income taxes             10,575,684       4,495,285       2,899,178     (2,914,117)     (2,141,091)     12,914,939

Income taxes                              (3,953,010)       (732,967)           --          140,029        (297,155)     (4,843,103)
                                        ------------    ------------    ------------   ------------    ------------    ------------

   Net income                           $  6,622,674    $  3,762,318       2,899,178   $ (2,774,088)   $ (2,438,246)   $  8,071,836
                                        ============    ============    ============   ============    ============    ============


Earnings per common share - basic       $       0.79                                                                   $       0.96
                                        ============                                                                   ============

Earnings per common share - diluted     $       0.63                                                                   $       0.75
                                        ============                                                                   ============

Weighted average number of
  common shares outstanding - basic        8,435,039                                                                      8,435,039
                                        ============                                                                   ============

Weighted average number of
  common shares outstanding - diluted     12,222,479                                                                     12,222,479
                                        ============                                                                   ============

                                       20

                           KELLSTROM INDUSTRIES, INC.
             PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)

                                        ------------------------------------------------------------
                                                                 HISTORICAL
                                        ------------------------------------------------------------     Pro Forma
                                          Kellstrom     Aero Support        ITC           Aerocar      Adjustments(A)
                                        ------------    ------------    ------------    ------------   --------------
Sales of aircraft and engine
  parts, net                            $ 32,109,047    $ 10,073,232    $ 14,107,071    $  8,706,283    $       --
Rental revenues                            2,306,936            --           369,318       5,392,281            --
                                        ------------    ------------    ------------    ------------   -------------

   Total revenues                         34,415,983      10,073,232      14,476,389      14,098,564            --

Cost of goods sold                       (21,035,115)     (7,142,941)     (8,517,498)     (3,034,824)           --
Depreciation of equipment under
  operating leases                        (1,499,509)           --          (224,837)     (1,233,609)           --
Selling, general and administrative
  expenses                                (3,684,769)     (2,214,128)     (2,807,924)     (1,366,966)           --

Depreciation and amortization               (640,158)       (169,648)         (6,379)        (15,796)       (437,964)
                                                                                                             114,882
                                        ------------    ------------    ------------    ------------   -------------

   Total operating expenses              (26,859,551)     (9,526,717)    (11,556,638)     (5,651,195)       (323,082)

   Operating income                        7,556,432         546,515       2,919,751       8,447,369        (323,082)

Interest expense                          (1,976,554)       (142,412)       (240,906)       (160,731)        142,412
                                                                                                            (726,780)
Interest income                              148,932             668            --           114,677            --
                                        ------------    ------------    ------------    ------------   -------------

   Income before income taxes              5,728,810         404,771       2,678,845       8,401,315        (907,450)

Income taxes                              (2,128,228)           --              --              --           188,505
                                        ------------    ------------    ------------    ------------   -------------

   Net income                           $  3,600,582    $    404,771    $  2,678,845    $  8,401,315    $   (718,945)
                                        ============    ============    ============    ============   =============

Earnings per common share - basic       $       0.53
                                        ============

Earnings per common share - diluted     $       0.42
                                        ============
Weighted average number of
  common shares outstanding - basic        6,758,977
                                        ============
Weighted average number of
  common shares outstanding - diluted      8,551,991
                                        ============
   Pro Forma       Pro Forma        Pro Forma
 Adjustments(B)  Adjustments(C)     Combined
 --------------  --------------   ------------

  $       --      $       --      $ 64,995,633
          --              --         8,068,535
 -------------   -------------    ------------

          --              --        73,064,168

          --              --       (39,730,378)

          --              --        (2,957,955)

        76,136       1,402,198      (8,595,453)

      (105,927)       (467,630)     (1,728,620)
            --
 -------------   -------------    ------------

       (29,791)        934,568     (53,012,406)

       (29,791)        934,568      20,051,762

       240,906         160,731      (5,829,527)
    (1,064,663)     (2,061,530)
          --              --           264,277
 -------------   -------------    ------------

      (853,548)       (966,231)     14,486,512

      (684,487)     (2,808,233)     (5,432,443)
 -------------   -------------    ------------

  $ (1,538,035)   $ (3,774,464)   $  9,054,069
 =============   =============    ============

                                  $       1.30
                                  ============

                                  $       1.03
                                  ============

                                     6,957,588
                                  ============

                                     8,917,269
                                  ============

                           KELLSTROM INDUSTRIES, INC.
         NOTES TO PRO FORMA CONSOLIDATED COMBINED STATEMENT OF EARNINGS
                                   (Unaudited)

(A) For purposes of presenting the pro forma consolidated combined statement of earnings, the following adjustments have been made for the ITC acquisition:


                                                                                                   Six months ended
                                                                                                    June 30, 1998
                                                                                                    -------------
Increase (decrease) in income:

Reversal of ITC sales of aircraft parts for the period April 1, 1998
   to June 30, 1998                                                                                  $ (5,397,780)
Reversal of ITC rental revenues for the period April 1, 1998 to
   June 30, 1998                                                                                       (1,275,975)
Reversal of ITC cost of goods sold for the period April 1, 1998 to
   June 30, 1998                                                                                        3,414,817
Reversal of ITC depreciation of equipment under operating leases for
   the period April 1, 1998 to June 30, 1998                                                              739,196
Reversal of ITC selling, general and administrative expense for the
   period April 1, 1998 to June 30, 1998                                                                  487,784
Elimination of pension expense                                                                             43,161
Reversal of ITC depreciation and amortization expense for the period April 1,
   1998 to June 30, 1998                                                                                   46,692
Amortization of goodwill and non-compete agreement related to
   ITC acquisition                                                                                        (87,756)
Reduction in interest expense due to pay-off of debt on ITC line of credit                                180,407
Interest expense on acquisition debt and debt incurred to repay existing
   ITC line of credit                                                                                  (1,064,663)
                                                                                                     ------------
                                                                                                       (2,914,117)
Tax effect of pro forma adjustments                                                                       140,029
                                                                                                     ------------
Net adjustment                                                                                       $ (2,774,088)
                                                                                                     ============



(B) For purposes of presenting the pro forma consolidated combined statement of earnings, the following adjustments have been made for the Aerocar Aviation and Aerocar Parts acquisitions:


                                                                                               Six months ended
                                                                                                 June 30, 1998
                                                                                               ----------------
Increase (decrease) in income:

Elimination of Aerocar Aviation and Aerocar Parts officer's salary                               $    132,000
Amortization of goodwill related to Aerocar Aviation and Aerocar
   Parts acquisitions                                                                                (431,194)
Reduction in interest expense due to pay-off of debt on Aerocar
   Aviation and Aerocar Parts line of credit                                                          219,633
Interest expense on acquisition debt and debt incurred to repay existing
   Aerocar Aviation and Aerocar Parts line of credit                                               (2,061,530)
                                                                                                 ------------
                                                                                                   (2,141,091)
Tax effect of pro forma adjustments                                                                  (297,155)
                                                                                                 ------------
Net adjustment                                                                                   $ (2,438,246)
                                                                                                 ============

                           KELLSTROM INDUSTRIES, INC.
         NOTES TO PRO FORMA CONSOLIDATED COMBINED STATEMENT OF EARNINGS
                                   (Unaudited)

(A) For purposes of presenting the pro forma consolidated combined statement of earnings, the following adjustments have been made for the Aero Support acquisition:

                                                                                                 Six months ended
                                                                                                   June 30, 1997
                                                                                                   -------------
Increase (decrease) in income:

Amortization of goodwill and non-compete agreement related to
   Aero Support acquisition                                                                          $ (437,964)
Elimination of leasehold amortization expense for assets not acquired                                   114,882

Reduction in interest expense due to pay-off of debt on Aero Support
   line of credit                                                                                       142,412
Interest expense on acquisition debt and debt incurred to repay existing Aero
   Support line of credit                                                                              (726,780)
                                                                                                   ------------

                                                                                                       (907,450)
Tax effect of pro forma adjustments                                                                     188,505
                                                                                                   ------------
Net adjustment                                                                                     $   (718,945)
                                                                                                   ============


(B) For purposes of presenting the pro forma consolidated combined statement of earnings, the following adjustments have been made for the ITC acquisition:


                                                                                                Six months ended
                                                                                                  June 30, 1997
                                                                                                  -------------

Increase (decrease) in income:

Amortization of goodwill and non-compete agreement related to
   ITC acquisition                                                                                $  (105,927)
Elimination of pension expense                                                                         76,136
Reduction in interest expense due to pay-off of debt on ITC
   line of credit                                                                                     240,906
Interest expense on acquisition debt and debt incurred to repay existing
   ITC line of credit                                                                              (1,064,663)
                                                                                                  -----------
                                                                                                     (853,548)
Tax effect of pro forma adjustments                                                                  (684,487)
                                                                                                  -----------
Net adjustment                                                                                    $(1,538,035)
                                                                                                  ===========

(C) For purposes of presenting the pro forma consolidated combined statement of earnings, the following adjustments have been made for the Aerocar Aviation and Aerocar Parts acquisitions:



                                                                                                Six months ended
                                                                                                  June 30, 1997
                                                                                                  -------------

Increase (decrease) in income:

Amortization of goodwill related to Aerocar Aviation and
   Aerocar Parts acquisitions                                                                     $   (467,630)
Elimination of Aerocar Aviation and Aerocar Parts officer's salary                                   1,402,198
Reduction in interest expense due to pay-off of debt on Aerocar
   Aviation and Aerocar Parts line of credit                                                           160,731
Interest expense on acquisition debt and debt incurred to repay existing
   Aerocar Aviation and Aerocar Parts line of credit                                                (2,061,530)
                                                                                                  ------------
                                                                                                      (966,231)
Tax effect of pro forma adjustments                                                                 (2,808,233)
                                                                                                  ------------
Net adjustment                                                                                    $ (3,774,464)
                                                                                                  ============


Item 6.  Exhibits and Reports on Form 8-K.

          (a)    Exhibits.

                 10.1 - Warrant dated June 17, 1998, by and between the Company and Carmel Shashua.

                 10.2 - Warrant dated June 17, 1998, by and between the Company and Rosa Shashua.

                 27.1 - Financial Data Schedule for the Six Months Ended
                        June 30, 1998.

                 27.2 - Financial Data Schedule for the Six Months Ended
                        June 30, 1997 (Restated).


          (b)    Reports on Form 8-K.

                 The Company filed a Report on Form 8-K dated April 14, 1998, which included a copy of a press release regarding the purchase of substantially all the assets and certain liabilities of Integrated Technology Corp.

                 The Company filed a Report on Form 8-K dated May 18, 1998, which included a copy of a press release regarding the purchase of substantially all the assets and certain liabilities of Aerocar Aviation Corp. and Aerocar Parts, Inc.

                 The Company filed a Report on Form 8-K/A dated May 18, 1998, as amended, which announced the completion of the purchase of substantially all the assets and certain liabilities of Integrated Technology Corp.

                 The Company filed a Report on Form 8-K dated June 17, 1998, which included a copy of a press release which announced the completion of the purchase of substantially all the assets and certain liabilities of Aerocar Aviation Corp. and Aerocar Parts, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 11, 1998                             KELLSTROM INDUSTRIES, INC.
                                            (Registrant)


                                            /s/  Michael W. Wallace
                                            ------------------------------
                                            Michael W. Wallace
                                            Chief Financial Officer