Form 10-Q
period 1998-09-30
KELLSTROM INDUSTRIES INC
filed 1998-11-12
CIK 918275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 11,761,431 shares of common stock, $.001 par value per share, were outstanding as of October 31, 1998.

                           KELLSTROM INDUSTRIES, INC.
                           --------------------------


                                      INDEX
                                      -----


                                                                                                  Page
                                                                                                  ----

                                     PART I
                                     ------

Item 1 -  Financial Statements:

          Condensed Consolidated Balance Sheets                                                     3

          Condensed Consolidated Statements of Earnings                                             4

          Condensed Consolidated Statements of Cash Flows                                           5

          Notes to Condensed Consolidated Financial Statements                                      9


Item 2 -  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                               12

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk                                20


                                     PART II
                                     -------

Item 1 - Legal Proceedings                                                                          20

Item 2 - Changes in Securities and Use of Proceeds                                                  20

Item 3 - Defaults Upon Senior Securities                                                            20

Item 4 - Matters Submitted to a Vote of Security Holders                                            20

Item 5 - Other Information                                                                          20

Item 6 - Exhibits and Reports on Form 8-K                                                           26


ITEM 1.  Financial Statements.


                           KELLSTROM INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                          September 30, 1998  Dececember 31, 1997
                                                                          ------------------  -------------------
                                       ASSETS

Current Assets:
        Cash and cash equivalents                                           $     895,054       $     462,676
        Trade receivables, net of allowances for returns and
             doubtful accounts of $2,141,297 and $335,786 in 1998
             and 1997, respectively                                            18,227,052          10,189,082
        Notes receivable                                                               --           2,475,856
        Inventories                                                            93,922,554          35,965,376
        Prepaid expenses and other current assets                               3,973,801           3,178,391
        Deferred tax assets                                                     2,105,699             636,115
        Investments in securities                                                      --             425,759
                                                                            -------------       -------------

                  Total current assets                                        119,124,160          53,333,255

Equipment under operating leases, net                                         117,762,431          39,932,388
Property, plant and eqipment, net                                              10,792,123           5,027,096
Goodwill, net                                                                  64,584,775          29,775,709
Other assets                                                                   10,243,551           6,293,050
                                                                            -------------       -------------

                  Total Assets                                              $ 322,507,040       $ 134,361,498
                                                                            =============       =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Short-term notes payable                                            $   2,324,368       $   6,759,013
        Current maturities of long-term debt                                           --           1,079,787
        Account payable                                                        12,715,564           6,183,762
        Accrued expenses                                                        9,007,087           4,996,963
                                                                            -------------       -------------

                  Total current liabilities                                    24,047,019          19,019,525

Long-term debt, less current maturities                                        13,395,920          11,250,000
Convertible subordinated notes                                                140,250,000          54,000,000
Deferred tax liabilities                                                        2,962,141             180,053
                                                                            -------------       -------------

                  Total Liabilites                                            180,655,080          84,449,578

Stockholders' Equity:
        Preferred stock, $.001 par value; 1,000,000 shares authorized;
             none issued                                                               --                  --
        Common stock,  $.001 par value; 50,000,000 shares authorized;
             11,761,431 and 7,879,356 shares issued and
             outstanding in 1998 and 1997, respectively                            11,761               7,879
        Additional paid-in capital                                            118,852,119          39,027,053
        Retained earnings                                                      24,381,152          11,555,161
        Loans receivable from directors and officers                           (1,393,072)           (362,415)
        Unrealized loss on investments securities, net                                 --            (315,758)
                                                                            -------------       -------------

                  Total Stockholders' Equity                                  141,851,960          49,911,920
                                                                            -------------       -------------

                  Total Liabilities and Stockholders' Equity                $ 322,507,040       $ 134,361,498
                                                                            =============       =============



     See accompanying notes to condensed consolidated financial statements.

                           KELLSTROM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


                                                                 Three Months Ended                      Nine Months Ended
                                                                    September 30,                          September 30,
                                                        ---------------------------------       ---------------------------------
                                                             1998                1997                1998                 1997
                                                        -------------       -------------       -------------       -------------
Sales of aircraft and engine parts, net                 $  42,750,180       $  18,126,646       $  98,263,721       $  50,235,693
Rental revenues                                            10,056,337           2,225,795          21,696,484           4,532,731
                                                        -------------       -------------       -------------       -------------
    Total revenues                                         52,806,517          20,352,441         119,960,205          54,768,424

Cost of goods sold                                        (28,607,924)        (11,674,498)        (65,601,702)        (32,709,613)
Depreciation of equipment under operating leases           (5,653,955)         (1,446,767)        (11,818,038)         (2,946,276)
Selling, general and administrative expenses               (5,082,717)         (2,310,679)        (12,837,670)         (5,995,448)
Depreciation and amortization                                (886,938)           (345,382)         (2,148,240)           (985,540)
                                                        -------------       -------------       -------------       -------------

    Total operating expenses                              (40,231,534)        (15,777,326)        (92,405,650)        (42,636,877)

    Operating income                                       12,574,983           4,575,115          27,554,555          12,131,547

Interest expense                                           (2,880,481)           (941,360)         (7,421,709)         (2,917,914)
Interest income                                               184,935             106,844             322,275             255,776
                                                        -------------       -------------       -------------       -------------

    Income before income taxes                              9,879,437           3,740,599          20,455,121           9,469,409

Provision for income taxes                                 (3,676,120)         (1,413,947)         (7,629,130)         (3,542,175)
                                                        -------------       -------------       -------------       -------------

    Net income                                          $   6,203,317       $   2,326,652       $  12,825,991       $   5,927,234
                                                        =============       =============       =============       =============


Earnings per common share - basic                       $        0.53       $        0.30       $        1.34       $        0.83
                                                        =============       =============       =============       =============

Earnings per common share - diluted                     $        0.42       $        0.25       $        1.06       $        0.67
                                                        =============       =============       =============       =============


Weighted average number of common
   shares outstanding - basic                              11,646,801           7,850,976           9,553,238           7,122,903
                                                        =============       =============       =============       =============

Weighted average number of common
   shares outstanding - diluted                            17,698,307           9,300,180          14,131,293           8,801,313
                                                        =============       =============       =============       =============




     See accompanying notes to condensed consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                Nine Months Ended September 30,
                                                                              ---------------------------------
                                                                                  1998                1997
                                                                              -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  12,825,991       $   5,927,234
Adjustments to reconcile net income to net cash provided by (used
  in) operating activities:
        Depreciation and amortization                                             2,148,240             985,540
        Depreciation of equipment under operating leases                         11,818,038           2,946,276
        Amortization of deferred financing costs                                    948,508             537,347
        Purchase of equipment under operating leases                            (79,533,864)        (32,315,000)
        Deferred income taxes                                                        31,888             (68,158)
        Other                                                                       561,683                  --

Changes in operating assets and liabilities:
        (Increase) decrease in trade receivables, net                            (2,013,983)            912,940
        (Increase) decrease in inventory                                        (18,912,522)         25,207,335
        (Increase) decrease in prepaid expenses and other current assets          1,709,999          (1,096,919)
        Increase in other assets                                                   (341,659)            (67,702)
        Increase in accounts payable                                                830,296             447,798
        (Decrease) increase in accrued expenses                                     862,688          (2,122,506)
        Increase in income taxes payable                                          2,512,622             212,314
                                                                              -------------       -------------

                Net cash provided by (used in) operating activities             (66,552,075)          1,506,499
                                                                              -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of IASI assets, net of cash acquired                                            --         (25,053,141)
Purchase of Aero Support assets, net of cash acquired                                    --          (2,656,289)
Purchase of ITC assets, net of cash acquired                                    (20,519,903)                 --
Purchase of Aerocar assets, net of cash acquired                                (42,341,684)                 --
Proceeds from the sale of investment securities                                     812,553             406,350
Purchases of property, plant and equipment                                       (5,790,465)           (404,314)
Other                                                                              (284,890)                 --
                                                                              -------------       -------------

                Net cash used in investing activities                           (68,124,389)        (27,707,394)
                                                                              -------------       -------------


Net borrowings (repayments) under line of credit agreements                      (5,150,390)          3,547,019
Proceeds from the issuance of debt                                                       --          21,000,000
Debt repayment, including capital lease obligations                             (19,909,307)        (16,920,143)
Proceeds from the issuance of common stock                                       77,522,522          20,794,371
Proceeds from the issuance of convertible subordinated notes                     86,250,000                  --
Proceeds from the exercise of options and warrants                                  909,463                  --
Net borrowings for loans receivable                                              (1,030,657)           (362,415)
Payment of deferred financing costs                                              (3,482,789)         (1,309,284)
                                                                              -------------       -------------

                Net cash provided by financing activities                       135,108,842          26,749,548
                                                                              -------------       -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           432,378             548,653
                                                                              -------------       -------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      462,676             154,254
                                                                              -------------       -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $     895,054       $     702,907
                                                                              =============       =============





                                  (continued)


     See accompanying notes to condensed consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (continued)


                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                   1998              1997
                                                                              ------------     --------------
Supplemental disclosures of non-cash investing and financing activities:
        IASI assets acquired for warrants                                     $         --      $  1,173,134
                                                                              ============      ============

        Aero Support assets acquired for warrants                             $         --      $    680,058
                                                                              ============      ============

        Aerocar assets acquired for warrants                                  $  1,405,000      $         --
                                                                              ============      ============

        Deferred financing costs paid through the issuance of warrants        $         --      $  1,530,446
                                                                              ============      ============

        Net transfer of equipment under operating leases to inventories       $ 13,367,938      $ 19,903,968
                                                                              ============      ============

        Unrealized gain/(loss) on investment securities, net                  $    315,758      $   (326,856)
                                                                              ============      ============

Supplemental disclosures of cash flow information:
        Cash paid during the period for:

        Interest                                                              $  4,752,586      $  2,166,546
                                                                              ============      ============

        Income taxes                                                          $  3,676,680      $  3,394,999
                                                                              ============      ============

Supplemental disclosures of purchase of IASI assets, net of liabilities:
        Cash                                                                                    $     36,709
        Receivables                                                                                1,621,664
        Inventory                                                                                 27,275,861
        Prepaid expenses and other current assets                                                  1,132,400
        Property, plant and equipment                                                                 74,865
        Goodwill                                                                                  14,055,172
        Other assets                                                                                  26,177
                                                                                                ------------
                Total assets                                                                    $ 44,222,848
                                                                                                ============


        Accrued expenses                                                                        $  2,350,280
        Accounts payable                                                                           1,530,786
        Notes payable                                                                             14,078,798
                                                                                                ------------
                Total liabilities                                                               $ 17,959,864
                                                                                                ============
                Net acquisition cost                                                              26,262,984

        Less warrants issued to seller                                                             1,173,134
                                                                                                ------------

        Cash paid to seller at closing                                                            25,089,850

        Less cash acquired                                                                            36,709
                                                                                                ------------

                Net cash used in acquisition                                                    $ 25,053,141
                                                                                                ============



                                  (continued)


     See accompanying notes to condensed consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (continued)

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                         1998            1997
                                                                     -----------      -----------
Supplemental disclosures of purchase of Aero
  Support assets, net of liabilities:
        Cash                                                                          $   426,929
        Receivables                                                                     2,152,064
        Inventory                                                                       5,091,063
        Prepaid expenses and other current assets                                         359,253
        Property, plant and equipment                                                      37,926
        Goodwill                                                                       13,198,554
        Intangible - Non-compete agreement                                              1,080,000
        Other assets                                                                        4,014
                                                                                      -----------
                Total assets                                                          $22,349,803
                                                                                      ===========


        Accrued expenses                                                              $   238,803
        Accounts payable                                                                3,161,320
        Notes payable                                                                   3,498,537
                                                                                      -----------
                Total liabilities                                                     $ 6,898,660
                                                                                      ===========

                Net acquisition cost                                                   15,451,143

        Less warrants issued to sellers                                                   680,058

        Less notes payable to sellers                                                  11,687,867
                                                                                      -----------

        Cash paid to sellers at closing                                                 3,083,218

        Less cash acquired                                                                426,929
                                                                                      -----------

                Net cash used in acquisition                                          $ 2,656,289
                                                                                      ===========

Supplemental disclosures of purchase of ITC assets,
  net of liabilities:
        Cash                                                         $   841,012
        Receivables                                                    6,095,225
        Inventory                                                     16,815,078
        Prepaid expenses and other current assets                         29,553
        Engines under operating leases                                 4,594,456
        Property, plant and equipment                                     33,121
        Goodwill                                                       5,440,340
        Other assets                                                     119,171
                                                                     -----------
                Total assets                                         $33,967,956
                                                                     ===========


        Accrued expenses                                             $ 3,147,436
        Accounts payable                                               3,109,605
        Notes payable                                                  6,350,000
                                                                     -----------
                Total liabilities                                    $12,607,041
                                                                     ===========

                Net acquisition cost                                  21,360,915

        Less cash acquired                                               841,012
                                                                     -----------

                Net cash used in acquisition                         $20,519,903
                                                                     ===========


                                  (continued)


     See accompanying notes to condensed consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (continued)

                                                    Nine Months Ended September 30,
                                                  ---------------------------------
                                                      1998               1997
                                                  -----------       ---------------
Supplemental disclosures of purchase of
  Aerocar assets, net of liabilities:
        Cash                                      $   227,855
        Receivables                                   473,118
        Inventory                                   9,683,625
        Engines under operating leases             18,065,714
        Property, plant and equipment                 151,103
        Goodwill                                   30,746,019
        Other assets                                   39,532
                                                  -----------
                Total assets                      $59,386,966
                                                  ===========


        Accounts payable                          $ 2,395,610
        Notes payable                              13,016,817
                                                  -----------
                Total liabilities                 $15,412,427
                                                  ===========

                Net acquisition cost               43,974,539

        Less warrants issued to seller              1,405,000
                                                  -----------

        Cash paid to seller at closing             42,569,539

        Less cash acquired                            227,855
                                                  -----------

                Net cash used in acquisition      $42,341,684
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

       In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of Kellstrom Industries, Inc. and its subsidiaries as of September 30, 1998, and the condensed consolidated results of earnings for the three and nine month periods ended September 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the three and nine month periods ended September 30, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


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

NOTE 3 - EARNINGS PER SHARE

       Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Subsequent to the effective date, all prior period earnings per share data presented will be restated to conform with the provisions of SFAS No. 128. Basic and diluted earnings per share for the three and nine months ended September 30, 1998 and 1997 were calculated based on the following:

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                           -------------------              ----------------------
                                                           1998           1997              1998              1997
                                                           ----           ----              ----              ----
BASIC EARNINGS PER COMMON SHARE:
Net income                                             $ 6,203,317      $ 2,326,652      $12,825,991      $ 5,927,234
                                                       ===========      ===========      ===========      ===========

Weighted average common shares outstanding              11,646,801        7,850,976        9,553,238        7,122,903
                                                       ===========      ===========      ===========      ===========

Basic earnings per common share                        $      0.53      $      0.30      $      1.34      $      0.83
                                                       ===========      ===========      ===========      ===========


DILUTED EARNINGS PER COMMON SHARE:
Net income                                             $ 6,203,317      $ 2,326,652      $12,825,991      $ 5,927,234
Income adjustment relating to reduction of
  debt based on the if converted method                  1,232,253               --        2,196,679               --
                                                       -----------      -----------      -----------      -----------

Net income available to common and common
  equivalent shares                                    $ 7,435,570      $ 2,326,652      $15,022,670      $ 5,927,234
                                                       ===========      ===========      ===========      ===========


Weighted average common shares outstanding              11,646,801        7,850,976        9,553,238        7,122,903
Net effect of dilutive stock options and warrants
  based on the treasury stock method                     1,392,558        1,449,204        1,612,727        1,678,410
Net effect of dilutive convertible subordinated
  notes based on the if converted method                 4,658,948               --        2,965,328               --
                                                       -----------      -----------      -----------      -----------

Weighted average common shares outstanding
    - diluted                                           17,698,307        9,300,180       14,131,293        8,801,313
                                                       ===========      ===========      ===========      ===========

Diluted earnings per common share                      $      0.42      $      0.25      $      1.06      $      0.67
                                                       ===========      ===========      ===========      ===========

NOTE 4 - COMPREHENSIVE INCOME

       Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. The Company's total comprehensive income, comprised of unrealized gain/(loss) on investment securities, for the three and nine month periods ended September 30, 1998 and 1997 were as follows:

                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                   September 30,
                                                  --------------------              --------------------
                                                  1998            1997              1998            1997
                                                  ----            ----              ----            ----
Net income                                    $ 6,203,317      $ 2,326,652      $12,825,991      $ 5,927,234
Other comprehensive income, net of taxes           64,513          177,485          390,787         (326,856)
                                              -----------      -----------      -----------      -----------

  Total comprehensive income                  $ 6,267,830      $ 2,504,137      $13,216,778      $ 5,600,378
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following should be read in conjunction with the Kellstrom Industries, Inc. (the "Company") consolidated financial statements and the related notes thereto included elsewhere herein.

         This quarterly report on Form 10-Q contains or may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company's business, financial condition and results of operations. The words "estimate," "project," "intend," "expect," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements, including those described below. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


GENERAL

         The Company is a leader in the airborne equipment segments of the international aviation services after-market. The Company's principal business is the purchase, overhaul (through subcontractors), resale and lease of aircraft, engines and engine parts. The Company's historical growth has resulted from a number of factors, including the expansion of the Company's product lines, customer base and market share, increases in the Company's internal growth, cost controls and overall operating efficiencies, acquisitions in existing and adjacent markets and significant capital investments. In accordance with its acquisition strategy, the Company acquired Aero Support USA, Inc., ("Aero Support") on September 10, 1997, Integrated Technology Corporation ("ITC") on April 1, 1998, and Aerocar Aviation Corp. and Aerocar Parts, Inc., (collectively "Aerocar") on June 17, 1998. Accordingly, the results of operations have been included since the date of acquisition. Consequently, the results of operations for the three and nine months ended September 30, 1998 are not comparable to the corresponding periods of the prior year in certain material respects.

         On April 1, 1998, the Company through a wholly-owned subsidiary, Integrated Technology Holdings Corp., completed the acquisition of substantially all of the assets and assumed certain liabilities of privately held ITC for approximately $20.2 million in cash plus an earn-out payable over a three-year period based on certain specified criteria. In addition, the Company received a three-year option to purchase a 49% interest in an related FAA-approved overhaul facility. The acquisition was accounted for using the purchase method of accounting for business combinations and accordingly, the operating results have been included since the date of acquisition. The Company funded the purchase from its current banking facility.

         On June 17, 1998, the Company completed the acquisition of Aerocar for approximately $44.3 million in cash, warrants to purchase an aggregate of 250,000 shares of the Company's common stock, exercisable at $26.00 per share, plus an additional $5.0 million payable within a two-year period after closing, either in cash, or at the option of the Company, in shares of common stock having an equivalent value as of the date of the acquisition. The acquisition was accounted for using the purchase method of accounting for business combinations and accordingly, the operating results have been included since the date of acquisition. The Company funded the cash portion of this acquisition with a portion of the proceeds of its secondary public offering.

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


RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Net sales of aircraft and engine parts increased by 136% to $42,750,180 for the three months ended September 30, 1998 as compared with $18,126,646 for the three months ended September 30, 1997. The increase in net sales of aircraft and engine parts was primarily due to (i) growth of sales of approximately $14,060,000 primarily due to additional inventory availability as a result of the Company's increased capital resources as well as the acquisition of Aerocar being combined into Kellstrom, and (ii) incremental sales of approximately $10,564,000 related to the acquisitions of the Aero Support and ITC operations.

         Rental revenues increased by 352% to $10,056,337 for the three months ended September 30, 1998 as compared with $2,225,795 for the three months ended September 30, 1997. The increase in rental revenues was primarily due to (i) the Company's continued expansion into the short-term leasing business through purchases of individual leased assets as well as the acquisition of Aerocar being combined into Kellstrom resulting in increased rental revenues of approximately $6,364,000, and (ii) incremental rental revenues of approximately $1,467,000 related to the acquisition of the ITC operations.

         Cost of goods sold increased by 145% to $28,607,924 for the three months ended September 30, 1998 as compared to $11,674,498 for the three months ended September 30, 1997; however, the gross profit margin decreased to 33.1% in 1998 from 35.6% in 1997. The increase in cost of goods sold was primarily due to increased sales volume driven by internal sales growth and the acquisitions of Aero Support, ITC and Aerocar. The decrease in the gross profit margin was primarily due to the mix of product sales which resulted in a lower gross profit margin. However, despite the decrease in the gross profit margin during the third quarter of 1998, the gross profit margin remains in the range of the Company's historical gross profit margin.

         Depreciation of equipment under operating leases increased by 291% to $5,653,955 for the three months ended September 30, 1998 as compared with $1,446,767 for the three months ended September 30, 1997. The increase in depreciation of equipment under operating leases was primarily due to (i) the Company's continued expansion into the short-term leasing business through purchases of individual leased assets as well as the acquisition of Aerocar being combined into Kellstrom resulting in increased depreciation expense of approximately $3,343,000, and (ii) incremental depreciation of approximately $864,000 related to the leased assets acquired from the ITC operations.

         Selling, general and administrative expenses increased by 120% to $5,082,717 for the three months ended September 30, 1998 as compared to $2,310,679 for the three months ended September 30, 1997, which resulted in a decrease as a percentage of total revenues to 9.6% in 1998 from 11.4% in 1997. The increase in selling, general and administrative expenses was primarily the result of (i) expenses of approximately $1,454,000 related to the continuing operations of Aero Support and ITC, and (ii) expenses of approximately $1,318,000 from the continued expansion of the Company's sales and warehouse operations in order to support a higher level of revenue and a corresponding greater number of whole engine and engine component transactions, and the continued addition of marketing and management personnel necessary to achieve and administer the revenue growth opportunities that are available due to the Company's expanded level of inventory investment as well as the acquisition of Aerocar being combined into Kellstrom. The Company expects selling, general and administrative expenses to continue to increase due to the Company's growth plans and need for additional personnel and facilities to support the Company's operations.

         Depreciation and amortization expense increased by 157% to $886,938 for the three months ended September 30, 1998 as compared with $345,382 for the three months ended September 30, 1997, which resulted in depreciation and amortization expense as a percentage of total revenues to remain flat at 1.7% in 1998 and 1997. The increase in depreciation and amortization expense is primarily the result of amortization of goodwill related to the Aero Support, ITC, and Aerocar acquisitions.

         Interest expense (net of interest income) increased by 223% to $2,695,546 for the three months ended September 30, 1998 as compared to $834,516 for the three months ended September 30, 1997. The increase in interest expense was primarily due to (i) interest expense and related costs of approximately $417,000 from the debt incurred related to the acquisition of ITC, (ii) amortization of deferred financing costs of approximately $416,000, and (iii) increased borrowings by the Company during 1998 necessary to expand the Company's inventory levels which resulted in approximately $1,028,000 of interest expense. The Company expects interest expense to continue to increase as the Company continues to expand its inventory levels and facilities to support future growth in operations and completes acquisitions funded by debt. There can be no assurance, however, that the Company's operations will expand or that it will complete any material acquisitions.

         Provision for income taxes increased 160% to $3,676,120 for the three months ended September 30, 1998 as compared to $1,413,947 for the three months ended September 30, 1997, which resulted in a slight decrease as a percentage of income before income taxes of 37.2% in 1998 from 37.8% in 1997. The increase in income taxes is due to higher levels of pre-tax income for the three months ended September 30, 1998. The Company's effective tax rate differs from the statutory rate primarily due to state income taxes offset by the use of a foreign sales corporation.

         Net income increased by 167% to $6,203,317 for the three months ended September 30, 1998 as compared to $2,326,652 for the three months ended September 30, 1997. Basic earnings per common share increased by 77% to $0.53 for the three months ended September 30, 1998 as compared to $0.30 for the three months ended September 30, 1997. Diluted earnings per common share increased by 68% to $0.42 for the three months ended September 30, 1998 as compared to $0.25 for the three months ended September 30, 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Net sales of aircraft and engine parts increased by 96% to $98,263,721 for the nine months ended September 30, 1998 as compared with $50,235,693 for the nine months ended September 30, 1997. The increase in net sales of aircraft and engine parts was primarily due to (i) growth of sales of approximately $21,978,000 primarily due to additional inventory availability as a result of the Company's increased capital resources as well as the acquisition of Aerocar being combined into Kellstrom, and (ii) incremental sales of approximately $26,050,000 related to the acquisitions of the Aero Support and ITC operations.

         Rental revenues increased by 379% to $21,696,484 for the nine months ended September 30, 1998 as compared with $4,532,731 for the nine months ended September 30, 1997. The increase in rental revenues was primarily due to (i) the Company's continued expansion into the short-term leasing business through purchases of individual leased assets as well as the acquisition of Aerocar being combined into Kellstrom resulting in increased rental revenues of approximately $14,421,000, and (ii) incremental rental revenues of approximately $2,743,000 related to the acquisition of the ITC operations.

         Cost of goods sold increased by 101% to $65,601,702 for the nine months ended September 30, 1998 as compared to $32,709,613 for the nine months ended September 30, 1997; however, the gross profit margin decreased to 33.2% in 1998 from 34.9% in 1997. The increase in cost of goods sold was primarily due to increased sales volume across all product lines. The decrease in the gross profit margin was primarily due to the mix of product sales during the first nine months of 1998, resulting in a lower gross profit margin. However, despite the decrease in the gross profit margin during the first nine months of 1998, the gross profit margin remains in the range of the Company's historical gross profit margin.

         Depreciation of equipment under operating leases increased by 301% to $11,818,038 for the nine months ended September 30, 1998 as compared with $2,946,276 for the nine months ended September 30, 1997. The increase in depreciation of equipment under operating leases was primarily due to (i) the Company's continued expansion into the short-term leasing business through purchases of individual leased assets as well as the acquisition of Aerocar being combined into Kellstrom resulting in increased depreciation of approximately $7,269,000, and (ii) incremental depreciation of $1,603,000 related to the acquisition of the ITC operations.

         Selling, general and administrative expenses increased by 114% to $12,837,670 for the nine months ended September 30, 1998 as compared to $5,995,448 for the nine months ended September 30, 1997, which resulted in a slight decrease as a percentage of total revenues to 10.7% in 1998 from 10.9% in 1997. The increase in selling, general and administrative expenses was primarily the result of (i) expenses of approximately $3,394,000 related to the continuing operations of Aero Support and ITC, and (ii) expenses of approximately $3,448,000 from the continued expansion of the Company's sales and warehouse operations in order to support a higher level of revenue and a corresponding greater number of whole engine and engine component transactions, and the continued addition of marketing and management personnel necessary to achieve and administer the revenue growth opportunities that are available due to the Company's expanded level of inventory investment as well as the acquisition of Aerocar being combined into Kellstrom. The Company expects selling, general and administrative expenses to continue to increase due to the Company's growth plans and need for additional personnel and facilities to support the Company's operations.

         Depreciation and amortization expense increased by 118% to $2,148,240 for the nine months ended September 30, 1998 as compared with $985,540 for the nine months ended September 30, 1997, which resulted in depreciation and amortization as a percentage of total revenues remaining flat at 1.8% for 1998 and 1997. The increase in depreciation and amortization expense is primarily the result of amortization of goodwill related to the Aero Support, ITC, Aerocar acquisitions.

         Interest expense (net of interest income) increased by 167% to $7,099,434 for the nine months ended September 30, 1998 as compared to $2,662,138 for the nine months ended September 30, 1997. The increase in interest expense was primarily due to (i) interest expense and related costs of approximately $834,000 from the debt incurred related to the acquisition of ITC,
(ii) amortization of deferred financing costs of approximately $949,000, and
(iii) increased borrowings by the Company during 1998 necessary to expand the Company's inventory levels which resulted in approximately $2,654,000 of interest expense. The Company expects interest expense to continue to increase as the Company continues to expand its inventory levels and facilities to support future growth in operations and completes acquisitions funded by debt. There can be no assurance, however, that the Company's operations will expand or that it will complete any material acquisitions.

         Provision for income taxes increased 115% to $7,629,130 for the nine months ended September 30, 1998 as compared to $3,542,175 for the nine months ended September 30, 1997, which resulted in a slight decrease as a percentage of income before income taxes of 37.3% in 1998 from 37.4% in 1997. The increase in income taxes is due to higher levels of pre-tax income for the nine months ended September 30, 1998. The Company's effective tax rate differs from the statutory rate primarily due to state income taxes offset by the use of a foreign sales corporation.

         Net income increased by 116% to $12,825,991 for the nine months ended September 30, 1998 as compared to $5,927,234 for the nine months ended September 30, 1997. Basic earnings per common share increased by 61% to $1.34 for the nine months ended September 30, 1998 as compared to $0.83 for the nine months ended September 30, 1997. Diluted earnings per common share increased by 58% to $1.06 for the nine months ended September 30, 1998 as compared to $0.67 for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES.

         As of September 30, 1998, the Company's liquidity and capital resources included cash and cash equivalents of $895,054 and working capital of $95,077,141. As of September 30, 1998, total outstanding debt was $155,970,288 as compared to $73,088,800 as of December 31, 1997. As of September 30, 1998, the outstanding principal balance on the Company's convertible subordinated notes was $140,250,000 and the Company had contractual lines of credit totaling $100,000,000 of which $100,000,000 was available.

         Cash flows used in operating activities for the nine months ended September 30, 1998 was $66,552,075 as compared to cash flows provided by operating activities of $1,506,499 for the nine months ended September 30, 1997. The primary uses of cash for operating activities during the nine months ended September 30, 1998 were due to (i) purchases of equipment under operating leases of $79,533,864, and (ii) an increase in inventory and trade receivables which amounted to $20,926,505. The primary sources of cash for operating activities for the nine months ended September 30, 1998 were due to an increase in accounts payable, accrued expenses and income taxes payable of $4,205,606, coupled with net income of $12,825,991 and total depreciation and amortization of $14,914,786.

         Cash flows used in investing activities for the nine months ended September 30, 1998 was $68,124,389 compared to $27,707,394 for the nine months ended September 30, 1997. The primary uses of cash for investing activities for the nine months ended September 30, 1998 related to (i) the purchases of ITC and Aerocar for an aggregate of $62,861,587, and (ii) purchases of property, plant and equipment of $5,790,465. The primary sources of cash for investing activities for the nine months ended September 30, 1998 related to proceeds from the sales of investment securities of $812,553.

         Cash flows provided by financing activities for the nine months ended September 30, 1998 was $135,108,842 compared to $26,749,548 for the nine months ended September 30, 1997. The primary uses of cash for financing activities for the nine months ended September 30, 1998 related to debt repayments of $25,059,697 and payments of deferred financing costs of $3,482,789. The primary sources of cash for financing activities for the nine months ended September 30, 1998 related to net proceeds from the issuance of common stock of $77,522,522 and proceeds from the sale of convertible subordinated notes of $86,250,000.

         On March 11, 1998, in order to expand its current credit facility, the Company entered into a three year $100,000,000 revolving loan agreement with Barnett Bank, N.A., a wholly-owned subsidiary of NationsBank Corp. The loan bears interest at 1/4% below Barnett Bank's prime rate (which was 8% at October 31, 1998), or at the Company's option, LIBOR plus 175 - 275 basis points. The expanded credit facility is secured by substantially all of the Company's assets.

         During the nine months ended September 30, 1998, the Company's highest utilization of its Barnett Bank $100,000,000 line of credit was $98,182,099. As a result of the recent public offerings, the Company had no borrowings on the Barnett Bank revolving credit facility as of September 30, 1998.

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

         The Company believes that cash flow from operations, combined with the Company's borrowing facilities should be sufficient for the Company's current level of operations. In addition, the Company continues to evaluate the expansion of its credit facility. However, the Company may elect to seek equity capital in the future depending upon market conditions and the needs of the Company.

YEAR 2000 ISSUE

         The Year 2000 problem is primarily the result of computer programs being written using two digits rather than four to define the applicable year. Such programs will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, including possible miscalculations, and a disruption in the operation of such systems. This is commonly referred to as the Year 2000 issue.

         The Company and each of its operating subsidiaries have developed a plan to address any possible business issues related to the impact of the Year 2000 problem on both its information technology ("IT") and non-IT systems (e.g., embedded technology). This plan addresses the Year 2000 issue in multiple phases, including (i) determining an initial inventory of the Company's systems, equipment, vendors, customers and third party administrators that may be vulnerable to system failures or processing errors as a result of Year 2000 issues, (ii) assessment and prioritization of inventoried items to determine risks associated with their failure to be Year 2000 compliant, (iii) testing of systems and equipment to determine Year 2000 compliance, (iv) remediation and implementation of systems and equipment, and (v) contingency planning to assess reasonably likely worst case scenarios. As part of the Company's plan, the Company has retained a third party Year 2000 solution provider to assist with a risk analysis of the Company's Year 2000 issue. For those systems which the Company determines are not currently Year 2000 compliant, implementation of the required changes is expected to be completed during fiscal 1999.

         Incremental costs, which include consulting costs and costs associated with internal resources to modify existing systems in order to achieve Year 2000 compliance are charged to expense as incurred. The Company does not expect the financial impact of making the required system changes to be material to the Company's consolidated financial position, results of operations or cash flows which are being funded through operating cash flows. The anticipated costs of the project and the dates on which the Company believes it will complete the Year 2000 modifications and assessments are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant systems.

         With respect to the Company's suppliers and vendors, the Company is in the process of contacting suppliers and vendors to assess the potential impact on operations if such third parties are not successful in ensuring that their systems are Year 2000 compliant in a timely manner. The Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are also dependent upon the Year 2000 compliance of other third parties such as governmental agencies (e.g., Federal Aviation Administration). To date, the Company is unable to determine at this time whether it will be materially affected by the failure of any of its suppliers, vendors or other third parties to be Year 2000 compliant. The Company believes that its compliance efforts have and will reduce the impact on the Company of any such failures. Failure of any third parties with which the Company interacts to achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

         Risk assessment, readiness evaluation, action plans and contingency plans related to the Company's suppliers, vendors and other third parties are expected to be completed by June 1999. The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business critical system. These procedures will be expanded to include specific procedures for the potential Year 2000 issue. Contingency plans to protect the Company from Year 2000 related interruptions are also being developed and are expected to be completed by August 1999. These plans will include development of backup procedures, identification of alternate suppliers, possible increases in inventory levels and other appropriate measures.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          Not applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None


ITEM 5.   OTHER INFORMATION.

         PRO FORMA CONSOLIDATED COMBINED STATEMENTS OF EARNINGS - UNAUDITED

         The consolidated combined statement of earnings of the Company for the nine months ended September 30, 1998 and 1997 are based on historical financial statements of the Company and have been adjusted to reflect the acquisitions of Aero Support Holdings, Inc. ("Aero Support"), Integrated Technology Holdings Corp. ("ITHC"), and Aerocar Aviation Corp. and Aerocar Parts, Inc. (collectively "Aerocar") as though the companies had combined at the beginning of the periods being reported.

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

         The following pro forma consolidated combined statement of earnings for the nine months ended September 30, 1997 reflect the effect of the Company's recent secondary public offerings of common stock and convertible subordinated notes.

                           KELLSTROM INDUSTRIES, INC.
            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                                    ---------------------------------
                                                                       Nine Months Ended September 30,
                                                                        1998                 1997
                                                                    -------------       -------------
                                                                      Pro Forma            Pro Forma
                                                                      Combined             Combined
                                                                    -------------       -------------
Sales of aircraft and engine parts, net                             $ 109,758,809       $  93,164,859
Rental revenues                                                        25,688,831          13,175,130
                                                                    -------------       -------------

   Total revenues                                                     135,447,640         106,339,989

Cost of goods sold                                                    (72,324,021)        (58,695,110)
Depreciation of equipment under operating leases                      (12,865,250)         (5,133,944)
Selling, general and administrative expenses                          (14,746,746)        (14,674,530)
Depreciation and amortization                                          (2,725,522)         (2,384,642)
                                                                    -------------       -------------

   Total operating expenses                                          (102,661,539)        (80,888,226)

   Operating income                                                    32,786,101          25,451,763

Interest expense                                                       (9,693,295)         (8,177,889)
Interest income                                                           132,376                 840
                                                                    -------------       -------------

   Income before income taxes                                          23,225,182          17,274,714

Income taxes                                                           (8,639,768)         (6,426,194)
                                                                    -------------       -------------

   Net income                                                          14,585,414          10,848,520
                                                                    =============       =============


Earnings per common share - basic                                   $        1.27              $ 1.05
                                                                    =============       =============

Earnings per common share - diluted                                 $        1.14              $ 0.96
                                                                    =============       =============


Weighted average number of common shares outstanding - basic           11,508,777          10,285,403
                                                                    =============       =============

Weighted average number of common shares outstanding - diluted         15,824,913          14,944,351
                                                                    =============       =============


     Unaudited - See accompanying notes to pro forma condensed consolidated statements of earnings

                           KELLSTROM INDUSTRIES, INC.
             PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (Unaudited)

                                      ---------------------------------------------
                                                        Historical
                                      ---------------------------------------------     Pro Forma        Pro Forma       Pro Forma
                                        Kellstrom          ITC           Aerocar      Adjustments(A)   Adjustments(B)    Combined
                                      -------------   -------------   -------------   -------------      ----------   -------------
Sales of aircraft and engine
  parts, net                          $  98,263,721   $  18,409,842   $   3,458,512   $ (10,373,266)     $       --   $ 109,758,809
Rental revenues                          21,696,484       3,281,657       3,454,041      (2,743,351)             --      25,688,831
                                      -------------   -------------   -------------   -------------      ----------   -------------

   Total revenues                       119,960,205      21,691,499       6,912,553     (13,116,617)             --     135,447,640

Cost of goods sold                      (65,601,702)    (11,741,726)     (1,724,577)      6,743,984              --     (72,324,021)
Depreciation of equipment under
  operating leases                      (11,818,038)     (1,892,119)       (757,895)      1,602,802              --     (12,865,250)
Selling, general and administrative
  expenses                              (12,837,670)     (1,632,051)     (1,443,646)        991,460         132,000     (14,746,746)
                                                                                             43,161
Depreciation and amortization            (2,148,240)        (98,558)             --          95,060        (431,194)     (2,725,522)
                                                                                           (142,590)
                                      -------------   -------------   -------------   -------------      ----------   -------------

   Total operating expenses             (92,405,650)    (15,364,454)     (3,926,118)      9,333,877        (299,194)   (102,661,539)

   Operating income                      27,554,555       6,327,045       2,986,435      (3,782,740)       (299,194)     32,786,101

Interest expense                         (7,099,434)       (180,407)       (219,633)        180,407         219,633      (9,693,295)
                                                                                           (532,331)     (2,061,530)
Interest income                                  --              --         132,376              --              --         132,376
                                      -------------   -------------   -------------   -------------      ----------   -------------


   Income before income taxes            20,455,121       6,146,638       2,899,178      (4,134,664)     (2,141,091)     23,225,182

Income taxes                             (7,629,130)     (1,391,032)             --       1,391,032      (1,010,638)     (8,639,768)
                                      -------------   -------------   -------------   -------------      ----------   -------------

   Net income                         $  12,825,991   $   4,755,606   $   2,899,178   $  (2,743,632)  $  (3,151,729)  $  14,585,414
                                      =============   =============   =============   =============      ==========   =============

Earnings per common share - basic     $        1.34                                                                   $        1.27
                                      =============                                                                   =============

Earnings per common share - diluted   $        1.06                                                                   $        1.14
                                      =============                                                                   =============


Weighted average number of common
  shares outstanding - basic              9,553,238                                                                      11,508,777
                                      =============                                                                   =============



Weighted average number of common
 shares outstanding - diluted            14,131,293                                                                      15,824,913
                                      =============                                                                   =============


                           KELLSTROM INDUSTRIES, INC.
             PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)

                                     ---------------------------------------------------------
                                                            Historical
                                     ---------------------------------------------------------
                                       Kellstrom    Aero Support       ITC          Aerocar
                                     ------------   ------------   ------------   ------------
Sales of aircraft and engine parts,
  net                                $ 50,235,693   $ 14,942,734   $ 21,160,606   $ 28,844,848
Rental revenues                         4,532,731             --        553,977      8,088,422
                                     ------------   ------------   ------------   ------------

   Total revenues                      54,768,424     14,942,734     21,714,583     36,933,270

Cost of goods sold                    (32,709,613)    (9,640,013)   (12,776,247)   (10,039,943)
Depreciation of equipment under
  operating leases                     (2,946,276)            --       (337,255)    (2,268,821)
Selling, general and administrative
  expenses                             (5,995,448)    (3,414,461)    (4,211,886)    (3,450,052)
Depreciation and amortization            (985,540)       (61,098)        (9,569)       (23,694)
                                     ------------   ------------   ------------   ------------

   Total operating expenses           (42,636,877)   (13,115,572)   (17,334,957)   (15,782,510)

   Operating income                    12,131,547      1,827,162      4,379,626     21,150,760

Interest expense                       (2,662,138)      (208,063)      (361,359)       (69,081)
Interest income                                --             --             --             --
                                     ------------   ------------   ------------   ------------

   Income before income taxes           9,469,409      1,619,099      4,018,267     21,081,679

Income taxes                           (3,542,175)            --             --             --
                                     ------------   ------------   ------------   ------------

   Net income                        $  5,927,234   $  1,619,099   $  4,018,267   $ 21,081,679
                                     ============   ============   ============   ============
Earnings per common share - basic    $       0.83
                                     ============
Earnings per common share - diluted  $       0.67
                                     ============


Weighted average number of common
  shares outstanding - basic            7,122,903
                                     ============

Weighted average number of common
  shares outstanding - diluted          8,801,313
                                     ============

                                        Pro Forma      Pro Forma      Pro Forma      Pro Forma
                                     Adjustments(A)  Adjustments(B) Adjustments(C)   Combined
                                     ------------   ------------   ------------   ------------
Sales of aircraft and engine parts,
  net                                $ (1,719,022)  $         --   $(20,300,000)  $ 93,164,859
Rental revenues                                --             --             --     13,175,130
                                     ------------   ------------   ------------   ------------

   Total revenues                      (1,719,022)            --    (20,300,000)   106,339,989

Cost of goods sold                        982,999             --      4,286,710    (58,695,110)
                                                                      1,200,997
Depreciation of equipment underder
 operating leases                              --             --        418,408     (5,133,944)
Selling, general and administrative
  expenses                                179,816        114,204      2,103,297    (14,674,530)
Depreciation and amortization               4,167       (158,890)      (703,694)    (2,384,642)
                                         (604,760)
                                          158,436             --
                                     ------------   ------------   ------------   ------------

   Total operating expenses               720,658        (44,686)     7,305,718    (80,888,226)

   Operating income                      (998,364)       (44,686)   (12,994,282)    25,451,763

Interest expense                         (998,478)       361,359        241,096     (8,177,889)
                                          208,063     (1,596,994)    (3,092,294)
Interest income                               840             --             --            840
                                     ------------   ------------   ------------   ------------

   Income before income taxes          (1,787,939)    (1,280,321)   (15,845,480)    17,274,714

Income taxes                               54,462     (1,048,895)    (1,889,586)    (6,426,194)
                                     ------------   ------------   ------------   ------------

   Net income                        $ (1,733,477)  $ (2,329,216)  $(17,735,066)  $ 10,848,520
                                     ============   ============   ============   ============

Earnings per common share - basic                                                 $       1.05
                                                                                  ============

Earnings per common share - diluted                                               $       0.96
                                                                                  ============


Weighted average number of common
  shares outstanding - basic                                                        10,285,403
                                                                                  ============

Weighted average number of common
  shares outstanding - diluted                                                      14,944,351
                                                                                  ============

                           KELLSTROM INDUSTRIES, INC.
         NOTES TO PRO FORMA CONSOLIDATED COMBINED STATEMENT OF EARNINGS
                                   (Unaudited)

(A) For purposes of presenting the pro forma consolidated combined statement of earnings, the following adjustments have been made for the ITC acquisition:


                                                                                       Nine months ended
                                                                                       September 30, 1998
                                                                                       ------------------
Increase (decrease) in income:

Reversal of ITC sales of aircraft parts for the period April 1, 1998
   to September 30, 1998                                                                  $(10,373,266)
Reversal of ITC rental revenues for the period April 1, 1998 to
   September 30, 1998                                                                       (2,743,351)
Reversal of ITC cost of goods sold for the period April 1, 1998 to
   September 30, 1998                                                                        6,743,984
Reversal of ITC depreciation of equipment under operating leases for
   the period April 1, 1998 to September 30, 1998                                            1,602,802
Reversal of ITC selling, general and administrative expense for the
   period April 1, 1998 to September 30, 1998                                                  991,460
Elimination of pension expense                                                                  43,161
Reversal of ITC depreciation and amortization expense for the period April 1,
   1998 to September 30, 1998                                                                   95,060
Amortization of goodwill and non-compete agreement related to
   ITC acquisition                                                                            (142,890)
Reduction in interest expense due to pay-off of debt on ITC line of credit                     180,407
Interest expense on acquisition debt and debt incurred to repay existing
   ITC line of credit                                                                         (532,331)
                                                                                          ------------
                                                                                            (4,134,664)
Tax effect of pro forma adjustments                                                          1,391,032
                                                                                          ------------
Net adjustment                                                                            $ (2,743,632)
                                                                                          ============


(B) For purposes of presenting the pro forma consolidated combined statement of earnings, the following adjustments have been made for the Aerocar Aviation and Aerocar Parts acquisitions:


                                                                                      Nine months ended
                                                                                      September 30, 1998
                                                                                      ------------------
Increase (decrease) in income:

Elimination of Aerocar Aviation and Aerocar Parts officer's salary                        $  132,000
Amortization of goodwill related to Aerocar Aviation and Aerocar
   Parts acquisitions                                                                       (431,194)
Reduction in interest expense due to pay-off of debt on Aerocar
   Aviation and Aerocar Parts line of credit                                                 219,633
Interest expense on acquisition debt and debt incurred to repay existing
   Aerocar Aviation and Aerocar Parts line of credit                                      (2,061,530)
                                                                                         -----------
                                                                                          (2,141,091)
Tax effect of pro forma adjustments                                                       (1,010,638)
                                                                                         -----------
Net adjustment                                                                           $(3,151,729)
                                                                                         ===========

                           KELLSTROM INDUSTRIES, INC.
         NOTES TO PRO FORMA CONSOLIDATED COMBINED STATEMENT OF EARNINGS
                                   (Unaudited)

(A) For purposes of presenting the pro forma consolidated combined statement of earnings, the following adjustments have been made for the Aero Support acquisition:

                                                                                      Nine months ended
                                                                                      September 30, 1997
                                                                                      ------------------
Increase (decrease) in income:

Reversal of Aero Support net revenues for the period
   September 10, 1997 to September 30, 1997                                              $ (1,719,022)
Reversal of Aero Support cost of goods sold for the period
   September 10, 1997 to September 30, 1997                                                   982,999
Reversal of Aero Support selling, general, and administrative
   expenses for the period September 10, 1997 to September 30, 1997                           179,816
Reversal of Aero Support depreciation for the period
   September 10, 1997 to September 30, 1997                                                     4,167
Amortization of goodwill and non-compete agreement related to
   Aero Support acquisition                                                                  (604,760)
Elimination of leasehold amortization expense for assets not acquired                         158,436
Reversal of Aero Support interest expense for the period
   September 10, 1997 to September 30, 1997                                                       840
Reduction in interest expense due to pay-off of debt on Aero Support
   line of credit                                                                             208,063
Interest expense on acquisition debt and debt incurred to repay existing
   Aero Support line of credit                                                               (998,478)
                                                                                         ------------
                                                                                           (1,787,939)
Tax effect of pro forma adjustments                                                            54,462
                                                                                         ------------
Net adjustment                                                                           $ (1,733,477)
                                                                                         ============



(B) For purposes of presenting the pro forma consolidated combined statement of earnings, the following adjustments have been made for the ITC acquisition:

                                                                                     Nine months ended
                                                                                     September 30, 1997
                                                                                     ------------------
Increase (decrease) in income:

Amortization of goodwill and non-compete agreement related to
   ITC acquisition                                                                      $  (158,890)
Reduction in selling, general and administrative expense due to
   elimination of pension expense                                                           114,204
Reduction in interest expense due to pay-off of debt on ITC
   line of credit                                                                           361,359
Interest expense on acquisition debt and debt incurred to repay existing
   ITC line of credit                                                                    (1,596,994)
                                                                                        -----------
                                                                                         (1,280,321)
Tax effect of pro forma adjustments                                                      (1,048,895)
                                                                                        -----------
Net adjustment                                                                          $(2,329,216)
                                                                                        ===========

(C) For purposes of presenting the pro forma consolidated combined statement of earnings, the following adjustments have been made for the Aerocar Aviation and Aerocar Parts acquisitions:


                                                                                     Nine months ended
                                                                                     September 30, 1997
                                                                                     ------------------
Increase (decrease) in income:

Reversal of Aerocar Aviation revenues for sales to Kellstrom
   Industries, Inc.                                                                     $(20,300,000)
Reversal in cost of goods sold for sales to Kellstrom Industries, Inc.                     4,286,710
Reduction in cost of goods sold for sale of equipment previously
   owned by Aerocar Aviation                                                               1,200,997
Reduction in depreciation of equipment under operating leases from sales to
   Kellstrom Industries, Inc.                                                                418,408
Amortization of goodwill related to Aerocar Aviation and
   Aerocar Parts acquisitions                                                               (703,694)
Elimination of Aerocar Aviation and Aerocar Parts officer's salary                         2,103,297
Reduction in interest expense due to pay-off of debt on Aerocar
   Aviation and Aerocar Parts line of credit                                                 241,096
Interest expense on acquisition debt and debt incurred to repay existing
   Aerocar Aviation and Aerocar Parts line of credit                                      (3,092,294)
                                                                                       -------------
                                                                                         (15,845,480)
Tax effect of pro forma adjustments                                                       (1,168,531)
                                                                                       -------------
Net adjustment                                                                          $(17,014,011)
                                                                                       =============


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         10.1 - Amendment No. 1 to the Agreement with Helix Management
                Company II, LLC, dated August 25, 1998, by and among the Company and Helix Management Company II, LLC.

         10.2 - Amendment No. 1, dated March 13, 1998, to the Asset Purchase Agreement, dated February 27, 1998, by and among the Company, Integrated Technology Holdings Corp., Integrated Technology Corporation, and Gideon Vaisman.

         10.3 - Amendment No. 2, dated March 13, 1998, to the Asset Purchase Agreement, as amended by Amendment No. 1, dated March 13, 1998, by and among the Company, Integrated Technology Holdings Corp., Integrated Technology Corporation, and Gideon Vaisman.

         10.4 - Amendment No. 1 to the Employment Agreement, dated September 15, 1998, by and among Integrated Technology Holdings Corp., and Gideon Vaisman.

         27.1 - Financial Data Schedule for the Nine Months Ended September 30, 1998.

         27.2 - Financial Data Schedule for the Nine Months Ended September 30, 1997 (Restated).

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the third quarter of 1998.



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 12, 1998                             KELLSTROM INDUSTRIES, INC.
                                              (Registrant)


                                              /s/  Michael W. Wallace
                                              ------------------------------
                                              Michael W. Wallace
                                              Chief Financial Officer