Form 10-K
period 1998-12-31
KELLSTROM INDUSTRIES INC
filed 1999-03-31
CIK 918275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission file number 0-23764

                           KELLSTROM INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                                    13-3753725
--------                                                    ----------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

1100 INTERNATIONAL  PARKWAY
SUNRISE, FLORIDA                                            33323
----------------------------                                -----
(Address of Principal Executive Offices)                    (Zip Code)

                                 (954) 845-0427
               --------------------------------------------------
               (Registrant telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

        Common Stock, $.001 par value per share (Nasdaq National Market)
            Preferred Stock Purchase Rights (Nasdaq National Market)
        ----------------------------------------------------------------
                              (Title of Each Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $182,729,907 based on the closing price on that date of $16 3/16 per share. As of that date, there were 11,784,515 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference to the Definitive Proxy Statement of the Company relating to the 1999 Annual Meeting of Stockholders.

         Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Act of 1934, as amended.

                           Kellstrom Industries, Inc.
                           Annual Report on Form 10-K

                                      Index


                                                                                                           PAGE NUMBER
                                                                                                           -----------
PART I
Item 1.           Business............................................................................           4

Item 2.           Properties..........................................................................          20

Item 3.           Legal Proceedings...................................................................          21

Item 4.           Submission of Matters to a Vote of Security Holders.................................          21

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.............................................................................          22

Item 6.           Selected Financial Data.............................................................          24

Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...............................................................          25

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..........................          33

Item 8.           Financial Statements and Supplementary Data.........................................          33

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure................................................................          33

PART III

Item 10.          Directors and Executive Officers of the Registrant..................................          34

Item 11.          Executive Compensation..............................................................          34

Item 12.          Security Ownership of Certain Beneficial Owners and Management......................          34

Item 13.          Certain Relationships and Related Transactions......................................          34

PART IV

Item 14.           Exhibits, Financial Statement Schedule and Reports on Form 8-K.....................         34

                                     PART I

         This report contains or incorporates by reference forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include information concerning the financial condition, results of operations, plans, objectives, future performance and business of Kellstrom Industries, Inc. (the "Company"). The Company includes forward-looking statements in descriptions of future earnings and cash flows, anticipated capital expenditures and management's strategies, plans and objectives. Statements preceded by, followed by or that include the words "believes," "expects," "anticipates" or similar expressions are generally considered to be forward-looking statements.

         Forward-looking statements involve both known and unknown risks and uncertainties and actual results or performance may therefore differ materially from the expected results or performance expressed or implied by the forward-looking statements. The following important factors, in addition to factors the Company discusses elsewhere in this report and in the documents that are incorporated into this report by reference, could affect the Company's actual results or performance:

         o the Company's continuing ability to effectively integrate acquired companies and the effects of increased indebtedness as a result of the Company's business acquisitions;

         o the Company's continuing ability to acquire adequate inventory and to obtain favorable pricing for such inventory;

         o the Company's ability to arrange for the repair of aircraft engines and engine parts by third-party contractors prior to resale or lease;

         o        the Company's ability to control costs;

         o        competitive pricing for the Company's products;

         o        customer concentration;

         o fluctuations in demand for the Company's products which are dependent upon the condition of the airline industry and the Company's ability to collect receivables;

         o        changes in government regulation;

         o the availability to the Company of acquisition and expansion opportunities on attractive terms;

         o the Company's ability to develop and implement systems to manage rapidly growing operations;

         o the availability of capital to fund growth and acquisition opportunities;

         o        the effect and costs of Year 2000 issues; and

         o adverse conditions in the capital markets or in the general economy.

         In light of these risks and uncertainties the forward-looking events discussed in this report might not occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS.

GENERAL

         The Company is a leader in the airborne equipment segments of the international aviation services after-market. The Company's principal business is the purchasing, overhauling (through subcontractors), reselling and leasing of aircraft, avionics and aircraft rotables, and engines and engine parts. The Company specializes in providing engines and after-market engine parts for large turbo-fan engines manufactured by CFM International, General Electric, Pratt & Whitney and Rolls Royce. The Company believes that the engine types which it sells and leases and for which it supplies parts comprise in excess of 85% of the total world jet engine supply. The Company is a supplier to a broad base of approximately 1,000 domestic and international customers representing nearly all segments of the worldwide aviation industry, including commercial airlines such as American, Delta, Lufthansa, Swiss Air and Singapore Airlines, and original equipment manufacturers ("OEMs") and engine overhaul facilities such as Daimler-Benz, GE Aircraft Engine Services and Pratt & Whitney. The Company enables customers to reduce their inventory, inventory carrying costs and airborne equipment maintenance costs by offering a broad inventory of engines and engine parts on a timely basis and at competitive prices. For the year ended December 31, 1998, the Company generated revenues of $180.0 million, earnings before interest, taxes, depreciation and amortization ("EBITDA") of $60.8 million and net earnings of $19.6 million (or $1.53 per diluted share).

         The Company's business strategy is focused on strong and controlled internal growth, supplemented by strategic inventory purchases and acquisitions of competing and complementary businesses meeting pre-defined criteria. In evaluating acquisition opportunities, the Company's management considers the following criteria in addition to customary business and operational due diligence: the effects on earnings per share, the expected stability and inherent strength of gross margins and a comparative analysis of returns on invested capital and assets. The Company pursues acquisitions to strengthen current product lines, increase access to customers in its existing markets and expand into new product lines and markets.

         The Company's operating approach enables it to pursue its growth plans while maintaining and improving operating efficiencies and results. As the Company's operations team strives to enhance internal procedures and controls, streamline distribution channels and maintain and expand customer relationships and account management, the Company's acquisition team works continuously with outside advisors to identify, structure and consummate acquisitions. This operating approach enables the Company to manage the internal growth of its business and to integrate acquired businesses while continuing to evaluate acquisition opportunities.

         The Company's principal executive office is located at Sawgrass International Corporate Park, 1100 International Parkway, Sunrise, Florida 33323. Its telephone number is (954) 845-0427.

THE INDUSTRY

         The airline industry has experienced rapid growth in the level of air travel and the volume of air cargo in recent years and is expected by industry analysts to continue to experience such growth in the future. According to the Boeing 1998 Current Market Outlook (the "Boeing Report"), air travel is expected to rise over 1997 levels by over 60% by 2007 and by over 160% by 2017. While this growth to date has been accommodated largely by increasing load factors, airlines are responding by expanding fleet size. The Boeing Report projects that the worldwide fleet of commercial passenger aircraft is expected to more than double from approximately 10,845 at the end of 1997 to over 23,000 by 2017, and the worldwide fleet of cargo jet aircraft is expected to increase from approximately 1,430 in 1997 to approximately 2,700 by 2017.

         This increase in worldwide air travel has resulted in a corresponding increase in demand for aircraft, avionics and aircraft rotables, and engines and engine parts. In light of the requirements of the Federal Aviation Administration (the "FAA") that aircraft engines and engine parts be serviced at scheduled intervals of flying hours, the increase in worldwide air travel has resulted in the need for more frequent servicing cycles and a corresponding increase in demand for engines and engine parts. The Company believes that, due to cost constraints, many airlines and repair and maintenance facilities that historically purchased parts from new parts manufacturers are increasingly utilizing after-market parts sold by resellers such as the Company.

         At the same time that demand for aircraft, avionics and aircraft rotables, and aircraft engines and engine parts has been increasing, the competitive environment of the commercial airline industry has led many airlines to "outsource" a larger percentage of non-core functions, including ownership of such inventory, in order to focus resources on improving passenger and freight services. As a result, airlines are increasingly turning to operating leases and inventory management providers to maximize operational and financial flexibility while minimizing upfront capital requirements.

         The aircraft engine and engine parts market is estimated by the United States Department of Commerce to exceed $18 billion annually. The resale segment of this market is highly fragmented, characterized by a limited number of large suppliers with broad product offerings and numerous smaller competitors serving niche markets. Several notable trends in the industry have recently emerged to improve safety, reduce costs and increase efficiency, including increasing emphasis on documentation and traceability of parts, outsourcing of inventory management functions, implementing "just-in-time" inventory management systems and reducing the number of approved suppliers. The Company believes that only those companies with superior quality assurance programs, sophisticated information systems and adequate capital will succeed in this changing environment. The Company is an active participant in the consolidation of the industry, having completed five acquisitions with combined annual revenues in the years preceding the respective acquisitions of approximately $187 million.

         The airborne equipment segment of the worldwide aviation services industry is being affected by the following trends:

         INCREASING EMPHASIS ON DOCUMENTATION AND TRACEABILITY. As safety requirements have become more stringent, regulatory authorities have increased the level of documentation required of aircraft operators. Operators have, in turn, extended this requirement to the independent dealers from which they purchase after-market parts. The expense and sophistication required to track the history of inventory consisting of thousands of components is considerable and provides a barrier to entry into the engine parts after-market. In addition to the barriers created by documentation requirements, management believes that the potential adoption of tighter regulations by government and industry regulators regarding the operating procedures of resellers may eliminate smaller participants and create additional barriers to entry.

         OUTSOURCING OF INVENTORY MANAGEMENT FUNCTION. Some airlines have streamlined their operations by outsourcing the entire inventory management function to independent third parties. This improves the airline's profitability, as measured by return on assets, by removing parts inventory from the balance sheet. Outsourcing allows airlines to secure parts on an "as-needed" basis without incurring the costs associated with carrying their own expensive inventory. This enables a company such as the Company to acquire directly or through consignment arrangements a large inventory and to make such inventory attractive to a broad customer base. Under consignment agreements, the supplier is granted the right to sell spare parts from the airlines' inventory, with the proceeds divided between the supplier and the airline itself.

         LEASING. Similar to outsourcing, leasing engines or engine parts enables airlines to meet short-term operating needs while lowering their overhead and/or working capital requirements. Short-term leases, often 30-90 days in duration, are used by some carriers that do not wish to maintain a pool of spare engines or engine parts. Intermediate and long-term leases (up to 10 years) are used by many larger carriers as they upgrade their fleets. A significant portion of the new aircraft flown by the major carriers are leased and such carriers typically prefer to lease rather than purchase spare engines for their fleet. In addition, many of the new entrant jet carriers are capital-constrained and thereby prefer to lease rather than own aircraft and engines in order to minimize upfront capital outlays.

         REDUCTION IN NUMBER OF SUPPLIERS AND CONSOLIDATION OF THE ENGINE PARTS AFTER-MARKET. In order to ensure better control of their safety standards and reduce their administrative costs, airlines are limiting the number of suppliers with which they do business. To remain a supplier to the airlines, dealers must maintain high standards of quality control, enabling customers to trace the complete history of any part. This move to limit the number of suppliers is causing a realignment among independent dealers. A small number of dealers continue to do business directly with airlines, and a new tier of dealers sell to these approved suppliers. The Company believes that this reduction in supplier base will continue to lead to consolidation in the market for aircraft spare parts.

         INCREASED IMPORTANCE OF CAPITAL. Suppliers need ready access to capital in order to take advantage of various profitable opportunities, including purchasing large portfolios of assets to be made available for outsourcing and leasing. Larger inventories, sophisticated information technology systems and more expensive jet engines require increased access to capital.

BUSINESS STRATEGY

         The Company has experienced significant growth over the past few years. The Company believes that the following strategies should provide opportunities for continued growth:

         STRONG AND CONTROLLED INTERNAL GROWTH. The Company has achieved strong and controlled internal growth by increasing business with its existing customers, expanding its customer base and constantly improving the efficiency of its operations. On a pro forma basis (assuming the acquisitions of Aero Support USA, Inc. ("Aero Support"), Integrated Technology Corporation ("ITC") and Aerocar Aviation Corp. ("Aerocar Aviation") and Aerocar Parts, Inc. ("Aerocar Parts", and together with Aerocar Aviation, "Aerocar") had been made on January 1, 1997) the total revenue of the Company increased by 36% from 1997 to 1998. During this time period, the Company has increased the size of its marketing department to support its customer base. The Company believes that the focus of its core business on purchasing, overhauling (through subcontractors), reselling and leasing of aircraft, avionics and aircraft rotables, and engines and engine parts results in cost-efficient operations which maximize its profit margins and minimize its dependence on expensive machinery, equipment and labor. The Company believes that its efficiency is exemplified by its decreased selling, general and administrative expenses as a percent of total revenues. From 1996 to 1998 this ratio has decreased from 14.0% in 1996 to 11.2% in 1997 and 10.6% in 1998. The Company intends to further improve efficiency by continuing to centralize its management and consolidate its operations.

         STRATEGIC INVENTORY PURCHASES. The Company believes that its potential to increase revenues from its existing business is largely dependent on its ability to deliver aircraft, avionics and aircraft rotables, and engines and engine parts on a "just-in-time" basis. The lead time between purchasing aircraft, avionics and aircraft rotables, and engines and engine parts and having a ready-for-sale product is generally 60 to 90 days. The Company focuses on developing new sources of supply, such as OEMs and overhaul facilities, as well as airlines which are replacing portions of their fleets or disposing of excess inventory. By broadening its sources of supply, the Company is better able to maintain a strategic stock of inventory in order to remain responsive to customer delivery requirements. The Company relies on its market expertise and industry network to analyze both short and long-term trends in supply and demand in the aviation industry.

         AIRBORNE EQUIPMENT LEASING. In 1997, the Company established Kellstrom Commercial Aircraft, Inc. ("KELLCAD"), a wholly-owned subsidiary, which manages a portfolio of aircraft and aircraft engines that are available to the Company's customers on short to medium term (approximately 3 to 60 month) operating leases. KELLCAD supports and complements the Company's core after-market sales business by providing assured access to a future supply of aircraft, avionics and aircraft rotables, and aircraft engines and engine parts while providing the Company with an attractive current return on capital invested in such inventory. As the operating leases expire and the equipment is returned, the Company can re-lease, resell or disassemble the equipment depending upon then existing market supply and demand. As of December 31, 1998, the Company, leased 8 aircraft and 68 engines to third parties.

         ACQUISITIONS IN EXISTING COMMERCIAL AVIATION MARKETS. As a result of its concentration in certain niche markets, the Company's management develops in-depth knowledge of other resellers serving similar product lines that may be potential acquisition candidates. The acquisitions of ITC and Aerocar expanded the Company's customer base within its existing commercial aviation product lines, enhanced its product offering and strengthened its distribution network.

         ACQUISITIONS IN ADJACENT MARKETS. As a result of its position in the industry, the Company's management also becomes familiar with companies serving complementary markets that may be attractive acquisition candidates. The Company continually works with outside advisors to evaluate and pursue companies that will enable it to expand into product lines and markets in which the Company does not have a significant presence. As a result of the acquisition of Aero Support in September 1997, the Company is able to offer engines and engine parts to customers in the large cargo transport aircraft and commercial helicopter markets, which were not previously served by the Company. In addition, as a result of the acquisition of Solair, Inc. ("Solair") in December 1998, the Company is able to offer avionics equipment, a complimentary product line, which was not previously sold by the Company. The Company believes that the continued expansion may be achieved through the acquisition of companies offering different product lines than those of the Company.

PRODUCTS

         The Company's principal business is the purchasing, overhauling (through subcontractors) and reselling of airborne equipment, principally airframe components, engines and engine parts. The Company also maintains a portfolio of aircraft and engines that it leases to its customers on a short to medium term basis. This leasing activity complements the Company's core business by providing access to a predictable source of airframe components, engines and engine parts as lessees return the leased aircraft and engines to the Company at the end of the lease term.

         AFTER-MARKET SALES BUSINESS. Customers in both the commercial and military sectors purchase spare and replacement parts and other airborne equipment. The Company is active in both the commercial aircraft sector, which is divided into large jet transports, smaller commercial aircraft (known as general aviation aircraft) and helicopters, and the military sector. General aviation includes both jet and propeller-driven planes for business and personal use. The Company specializes in engine parts for the large jet segment of the commercial aircraft sector. Through its small engine and military group, the Company also services certain military customers for turbojet engines, and engine parts for large transport aircraft and commercial customers for helicopters. The Company does not participate in the turboprop market, which is typically low margin in terms of cost per unit.

         Boeing (which acquired McDonnell Douglas) and Airbus Industries dominate the market for the production of large commercial aircraft. A small number of suppliers provide the bulk of engines used to power these large commercial jet aircraft. The suppliers include the Pratt & Whitney division of United Technologies, General Electric, Rolls Royce and CFM International. The following is a brief description of the engines models for which the Company supplies engine parts:

         THE JT9D ENGINE. JT9D engines, introduced by Pratt & Whitney in the late 1960's, are used in Boeing 747 and 767 aircraft, the McDonnell Douglas DC-10 and Airbus A300/310's. The JT9D was the first commercial turbo fan with a high bypass ratio, enabling the engine to provide unprecedented thrust with outstanding fuel efficiency and relatively low noise. The JT9D engine has flown more than 135 million hours. Approximately 3,000 of these engines were built until production ceased in 1990; approximately 2,800 are still flying on wide body aircraft operated by over 50 airlines. The Company estimates that JT9D engines will be widely used for the next 10-15 years. Pratt & Whitney continues to upgrade and improve in-service engines to meet current noise and emissions requirements, thus increasing the life span of these engines.


         THE JT8D ENGINE. JT8D engines, a derivative military J-52 Turbojet, were originally developed by Pratt & Whitney for the Boeing 727 airliner in 1963. The engine is the most widely used engine in commercial aviation history. More than 13,000 of the JT8D family of engines have been produced and the engine is still in production today. A variant of the basic JT8D, called the 200 Series, was introduced in 1977. The older, less fuel efficient JT8D engines are used in the Boeing 727 and 737, the McDonnell Douglas DC-9, the Aerospatiale Carvelle, Dassualt Mercure and the C-9 and C-22, U.S. military versions of the DC-9 and 727 aircraft. The newer 200 Series JT8D engines are used throughout the McDonnell Douglas MD-80 range of aircraft models. The Company estimates that the older JT8D engines will be in service for at least ten more years, and the 200 Series JT8D engines will be in service for at least 20 more years.

         THE PWA 2000 ENGINE. Pratt & Whitney began development in 1974 of a series of advanced technology aircraft engines to power the commercial transports of the mid-1980s and beyond. The PWA 2037 engine model the first in the series of such models, was awarded FAA certification in December 1983. These highly fuel efficient engines feature high thrust, low noise and reduced emissions. The PWA 2000 series engines are used to power the Boeing 757 and are considered to be current technology engines that are likely to continue in service for at least 25 more years.

         THE PWA 4000 ENGINE. In 1982, Pratt & Whitney launched development of the PWA 4000 Series turbo fan - an all new commercial jet engine series with improved fuel efficiency and higher takeoff thrust rating. The PWA 4000 entered commercial service in mid 1987. The PWA 4000 is designed for use on current and advanced versions of such wide-body aircraft as the Airbus A300, A310, A330, the Boeing 747, 767, 777 and the McDonnell Douglas MD-11. These engines are considered to be current technology engines and are likely to continue in service for at least 25 more years.

         THE ROLLS ROYCE RB-211 ENGINE. The RB-211 was built by Rolls Royce beginning in 1970 for the Lockhead L-1011, the majority of which were purchased by Delta and Eastern. Approximately 230 aircraft are still in use which use the RB-211.

         THE CFM-56 ENGINE. The CFM-56 is manufactured by CFM International, a joint venture between General Electric and SNECMA, and is the second most popular engine as measured by number of aircraft in the worldwide fleet powered by this engine type. The CFM-56 is used to power the Boeing 737 and the Airbus A320, A321, A340 and the McDonnell Douglas DC-8. These engines are considered to be current technology engines and are likely to continue in service for at least 25 more years.

         THE T56/501 ENGINE. The T56/501 engine is used to power the widely used military transport aircraft, the Hercules C-130, manufactured by Lockheed. Over 17,000 engines have been produced.

         THE A250 ENGINE. The A250 engine is used to power a wide range of helicopters manufactured by Bell, McDonnell Douglas and Eurocopter. There are approximately 16,000 engines currently in use by approximately 2,700 helicopter operators.

         AIRCRAFT ROTABLES AND EXPENDABLE COMPONENTS. Aircraft rotables are major aircraft components which are regularly removed, replaced and overhauled in the course of aircraft operation and maintenance. Aircraft rotables supplied by the Company include flight data recorders, electrical and mechanical equipment and radar and navigation systems. The Company stocks a wide variety of rotable and expendables for all commercial jet aircraft types manufactured by Boeing, McDonnell-Douglas, Airbus, British Aerospace and Fokker Aircraft.



QUALITY CONTROL

         Airborne equipment is typically highly engineered as to dimension, composition and performance characteristics. In addition, engine parts are generally more expensive, flight critical, technically complex and utilize more specialized heat tolerant metals than other aircraft parts. A high standard for quality control and documentation is an absolute necessity. The history of a given part from the date of original manufacture must be documented and available to regulators and maintenance personnel. The Company works closely with third-party FAA certified repair facilities to perform repair services to bring surplus aircraft engines held for resale and certain engine components into a condition of airworthiness so that the Company can sell such equipment.

         The Company's management believes that its ability to continue to act as an approved supplier for the major airlines, OEMs and overhaul facilities is heavily dependent on quality assurance, and that the Company's comprehensive quality assurance program is among the best in its industry. The Company is (i) a member of the Coordinating Agency for Supplier Evaluation ("CASE"), a self-governing organization formed by the airlines that evaluates and audits parts suppliers and repair stations (ii) a member of the Airline Suppliers Association for which the Company is an accredited reseller under the provisions of FAA AC 00-56, and (iii) listed in the European Aerospace Suppliers Register. In addition, in August 1998, the Company received its recertification under ISO 9002 which was originally received in 1996. The ISO 9002 designation indicates a quality assurance standard recognized by leading companies throughout the world. The Company believes it was the first after-market supplier of commercial jet engines and engine parts in the world to receive such a certification. In addition, the Company is one of the few vendors in the industry to have invested in a sophisticated optical imaging system for document storage and retrieval. This system provides a high degree of traceability by serial number for engine parts sold by the Company.

CUSTOMERS

         The Company's customers include airlines, OEMs, lessors, operators of overhaul facilities and other independent dealers. These customers include American, Daimler-Benz, Delta, Lufthansa, GE Aircraft Engine Services, Pratt & Whitney, SwissAir and Singapore Airlines. For the years ended December 31, 1998, 1997 and 1996, the five largest customers collectively accounted for approximately 42%, 38% and 55% of the Company's consolidated revenues. Certain significant customers vary from period to period as a result of the large unit prices associated with whole aircraft engine sales.

OPERATING APPROACH

         The principal elements of the Company's operating approach are as follows:

         CONTINUE STRONG QUALITY ORIENTATION. The Company's management believes that its comprehensive quality program is among the best in the industry. The Company is a member of CASE, a self-governing organization formed by the airlines that evaluates and audits parts suppliers and repair stations. The Company believes it is one of the few resellers of commercial jet engines and engine parts in the world to receive ISO 9002 certification which the Company believes provides it with a distinctive competitive advantage. ISO's comprehensive evaluation system seeks to ensure satisfaction of customer requirements, documentation of quality management systems and verification that a product or service is designed, delivered and maintained in accordance with specific requirements. The ISO 9002 designation indicates a quality assurance standard recognized by leading businesses throughout the world. In response to recent airline tragedies and resultant increased scrutiny of airline safety, airlines and maintenance repair facilities are demanding internationally recognized quality assurance certification as a condition of doing business.

         The Company is one of the few vendors in the industry to have invested in a sophisticated optical imaging system for documentation storage and retrieval. This system, which includes a WORM (write once, read many) drive, provides a high degree of traceability by serial number for engine parts sold by the Company. The FAA and customers accept this form of electronic documentation as the equivalent of original documents. In addition, the Company is working to make such documentation available online to customers worldwide.

         ADDITIONAL KNOWLEDGEABLE PERSONNEL. The market for engine parts is highly specialized and technically complex. The Company believes that its success depends heavily on the high level of technical and engineering knowledge and experience possessed by its personnel. The Company continues to add to its technically proficient personnel as its business expands both internally and through the acquisition of competing and complementary businesses.

         OPTIMIZE INVENTORY. The Company manages its inventory carefully by purchasing both whole engines and individual engine parts through well-structured transactions, disassembling engines for parts when market conditions are favorable, and closely monitoring the overhauling of selected parts by high quality subcontractors, while maintaining a high level of documentation at all stages of the process and storing the engine parts in a carefully controlled environment. In addition to management's expertise of market forces and conditions, the Company has developed a series of management procedures to assess demand for engines and engine parts. In such assessments, the Company compiles a periodic analysis of the industry's supply and demand on a product-by-product basis, reevaluates its available supply of inventory and interfaces with customers and suppliers to forecast supply and demand. The Company believes that its ability to structure and finance inventory purchase transactions is critical to success.

         EXPAND MARKETING RELATIONSHIPS. The Company maintains and strives to expand its close relationships with a variety of key customers, including OEMs, repair facilities, domestic and international airlines and other distributors. The Company continually seeks to expand its customer base, by among other things, regularly attending industry trade conferences.

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

COMPETITION

         The aviation after-market is highly competitive. Competition is based on product quality, price, and the ability to provide needed parts quickly. The largest segment of the after-market is served by OEMs. However, the relatively high overhead and slow response times which characterize these large organizations can present a handicap in a fast-moving, price-sensitive marketplace. OEMs generally concentrate on selling new parts, leaving the market in serviceable and overhauled parts to other suppliers. OEM-manufactured new parts generally do not compete with overhauled parts.

         The largest resellers include companies such as AAR Corp. and The AGES Group. There are approximately 10 to 15 midsize competitors, including the Company. Over 50 small after-market suppliers and brokers generate a large portion of the market revenue. As a result of industry consolidation, management expects that a number of these smaller operators will either be acquired or will have difficulty competing in this changing market. The Company competes based on its ability to deliver parts on a "just-in-time" basis, the breadth of its product offering, quality assurance and part traceability, proven technical capabilities and price.

         In addition, the engine parts supply business has been reshaped by the widespread adoption of ILS - the Inventory Locator Service. The ILS lists the availability of thousands of types of engine parts from brokers, resellers, repair facilities and airlines. The listing includes the quantity of parts available, the condition of the parts, when the parts are available and a contact for more information. The ILS has created a much freer flow of information concerning the supply and demand for particular parts. Dealers now must compete not only on the basis of their relationships with customers and knowledge regarding a potential source for products, but also on the quality of the parts available, the documentation tracing the history of the parts and the price.

GOVERNMENT REGULATION

         The aviation industry is highly regulated by the FAA in the United States and the equivalent regulatory agencies in other countries. While the business of selling after-market engines and engine parts is not regulated by the FAA, the aircraft engines, engine components and airframe materials supplied by after-market suppliers must be accompanied by documentation which enables the customers to comply with applicable regulatory requirements. Aircraft operators must maintain logs concerning the utilization and condition of aircraft engines, life-limited engine components and airframes.

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

STRATEGIC ACQUISITIONS

         KST ACQUISITION. The Company, formerly Israel Tech Acquisition Corp., was formed in December 1993 as a specified purpose acquisition company, the objective of which was to consummate an initial public offering and enter into a business combination with an operating business. In April 1994, the Company consummated the initial public offering, from which it derived net proceeds of $11.3 million after expenses. On June 22, 1995, the Company completed the acquisition of substantially all of the assets and liabilities of the commercial jet aircraft engine part distribution business of Kellstrom Industries, Inc., an indirect wholly-owned subsidiary of Rada Electronic Industries, Inc. ("Rada"). In connection with the closing on June 22, 1995, the Company changed its name from Israel Tech Acquisition Corp. to Kellstrom Industries, Inc.


         IASI ACQUISITION. On January 15, 1997, the Company completed the acquisition of substantially all of the assets and certain liabilities of International Aircraft Support, L.P. ("IASI") for $25.1 million in cash and warrants to acquire 500,000 shares of the Company's common stock, par value $.001 per share ("Common Stock"), at $9.25 per share, expiring January 15, 1999. IASI was a worldwide seller of new and used aircraft engine parts to maintenance and overhaul facilities, major commercial airlines and other redistributors. Along with the engine parts sales, IASI was a lessor of jet engines and offered engine repair management programs through its technical services business. IASI's mix of business and its purchasing activities ultimately contributed to its position as a "market-maker" in redistributed engines and various engine parts.

         The IASI acquisition enabled the Company to enter into markets for additional engine types, including the JT8D, PWA 2000 and CFM-56 markets. According to industry analysts, these engine types power aircraft which as of the date of the IASI Acquisition constitute a majority of the world aircraft fleet. In addition, the IASI acquisition accelerated the Company's entry into the engine leasing business, an area in which IASI had been an active participant. The IASI acquisition also expanded and diversified the Company's customer base, particularly in European markets. IASI's customers included major airlines, engine overhaul facilities including those operated by airlines, independent overhaul and maintenance organizations and aircraft engine manufacturers. Following the acquisition, IASI's senior management joined the Company, further broadening the Company's management team.

         AERO SUPPORT ACQUISITION. On September 10, 1997, the Company completed the acquisition of substantially all of the assets and liabilities of Aero Support for approximately $2.7 million in cash, three promissory notes in the aggregate principal amount of $11.7 million, and three warrants. One warrant provides for the purchase of 75,000 shares of Common Stock at an exercise price of $22.00 per share, expiring on September 9, 2000. The other two warrants provide for the purchase of an aggregate of 175,000 shares of Common Stock at an exercise price of $19.00 per share, expiring on September 9, 2002. Up to an additional $5.0 million cash consideration may be paid by the Company in the form of an earn-out payable over three years based upon certain specified criteria of which $1.6 million was earned during 1998.

         Aero Support was an international after-market reseller of turbojet engines and engine parts for helicopters and large transport aircraft. Aero Support had a customer base that included domestic and foreign operators, commercial and industrial enterprises and engine overhaul facilities. Aero Support's primary focus was on the Allison (Rolls Royce) T56/501 engine, which powers the military's Hercules C-130 aircraft, a widely used military transport aircraft, and the Allison 250, with approximately 16,000 units actively in use by helicopters. Prior to its acquisition, Aero Support served 495 customers worldwide from its headquarters in New York and its additional facility in Louisiana. With the addition of Aero Support's business, the Company entered the large transport aircraft and commercial helicopter engine and engine parts market.

         ITC ACQUISITION. On April 1, 1998, the Company completed the acquisition of substantially all of the assets and liabilities of ITC for $20.5 million in cash plus up to $10.0 million cash consideration which may be paid in the form of an earn-out payable over three years based on certain specified criteria, of which $3.3 million was earned during 1998. In addition, the Company received a three-year option to purchase a 49% interest in a related FAA-approved overhaul facility.

         ITC was an after-market supplier of jet engines and jet engine parts for the airline industry. It also provided related services such as engine leasing. ITC's principal product line featured the Rolls Royce RB-211, Pratt & Whitney JT8D and Rolls Royce Allison models, and, to a lesser extent, it supplied Pratt & Whitney JT9D engines and engine parts. ITC had some 75 customers worldwide, including major commercial airlines and jet engine repair facilities.

         AEROCAR ACQUISITION. On June 17, 1998, the Company acquired all of the outstanding capital stock of Aerocar for $42.3 million in cash, warrants to purchase an aggregate of 250,000 shares of the Company's Common Stock at an exercise price of $26.00 per share, expiring on June 17, 2001, plus an additional $5.0 million payable within a two-year period after closing, either in cash, or at the option of the Company, in shares of Common Stock having an equivalent value as of the date of the acquisition. Aerocar was engaged in the sale and leasing of aircraft engines and aircraft engine parts to major airlines and regional carriers. Aerocar's primary focus was on the Pratt & Whitney JT8D engine.

         SOLAIR ACQUISITION. On December 31, 1998, the Company acquired all of the outstanding capital stock of Solair, a wholly-owned subsidiary of Banner Aerospace, Inc., for approximately $57.4 million in cash and a warrant to purchase 300,000 shares of Common Stock at an exercise price of $27.50 per share, expiring on December 31, 2002. Solair is engaged in the sale of a wide variety of aircraft rotables and expendable components including flight data recorders, electrical and mechanical equipment and radar and navigation systems. Through the acquisition of Solair, the Company expanded into the adjacent avinonics and aircraft rotables business.


TRADEMARKS AND DESIGN PATENTS

The Company either owns or has applied for various trade names and trademarks in the United States (and abroad), for use with its products. The Company believes that its trade names and trademarks are well recognized within the aviation industry. The Company believes that its tradename and trademarks are not critical to its continued business success and that the loss of any trade name and/or trademark would not have a material adverse effect on its business operations.

ENVIRONMENTAL MATTERS

         The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations and due to the current nature of the Company's business there is little or no direct cost associated with such compliance.

PRODUCT LIABILITY

         The Company's business exposes it to possible claims for personal injury or death that may result from the failure of an aircraft or engine owned and leased by it or an engine part sold by it. The Company currently maintains product liability insurance coverage in the amount of $750 million on an aggregate and per claim basis.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

         The Company does not provide financial performance forecasts. The Company's operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operation and financial condition.

         LIMITED OPERATING HISTORY; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Although the Company has historically experienced increasing net revenues, the Company may experience significant fluctuations in its net revenues, gross margins and operating results in the future, both on an annual and a quarterly basis, caused by various factors, including general economic conditions, specific economic conditions in the aviation industry, the availability and price of surplus aviation equipment, the size and timing of customer orders and the cost of capital to the Company. In a strategic response to a changing, competitive environment, the Company may elect from time to time to make certain pricing, product or marketing decisions, and any such decisions could have a material adverse effect on the Company's periodic results of operations, including net revenues and net income from quarter to quarter. A large portion of the Company's operating expenses is relatively fixed. Since the Company typically does not obtain long-term purchase orders or commitments from its customers with respect to the sale of aircraft, avionics and aircraft rotables, and engines and engine parts, it must anticipate the future volume of orders based upon the historic purchasing patterns of its customers and upon its discussions with its customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations. Therefore, recent net revenues and operating results of the Company should not be taken as indicative of the results of operations that can be expected in the future. There can be no assurance that the net revenues and operating results of the Company will continue at their current levels or will grow, or that the Company will be able to achieve sustained profitability on a quarterly or annual basis.

         MANAGEMENT OF GROWTH. The Company has recently experienced significant expansion that has placed substantial demands upon its management, systems and resources. The Company's ability to manage its future growth, if any, will require the Company continually to improve its financial controls, management controls, reporting systems and procedures on a timely basis, implement new systems as necessary and expand, train and manage its workforce. There can be no assurance that the Company's controls, systems or procedures will continue to be adequate to support the Company's operations. The failure of the Company's management to respond effectively to changing business conditions would have a material adverse effect upon the Company's business, financial condition and results of operations.

         GROWTH STRATEGY AND RISKS RELATING TO ACQUISITIONS. A key element of the Company's strategy involves growth through the acquisition of additional inventories of aircraft, avionics and aircraft rotables, and engines and engine parts and the acquisition of other companies, assets or product lines that would complement or expand the Company's existing business. The Company's ability to grow by acquisition is dependent upon, and may be limited by, the availability of suitable aircraft, avionics and aircraft rotables, and engines and engine parts inventories, acquisition candidates and capital, and by restrictions contained in the Company's credit agreements. The company completed the IASI acquisition in January 1997, the Aero Support acquisition in September 1997, the ITC acquisition in April 1998, the Aerocar acquisition in June 1998 and the Solair acquisition in December 1998. The process of seeking to integrate an acquired company's business into the Company's operations may result in ongoing and extraordinary operating difficulties and expenditures, may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business and may result in charges against income. In addition, future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition. There can be no assurance that the Company will be able to consummate any future acquisitions on satisfactory terms or that it will be able to successfully integrate newly acquired businesses into its existing operations.

         UNCERTAIN SUPPLY OF INVENTORY. The Company obtains its inventories of aircraft, avionics and aircraft rotables, and engines and engine parts by purchasing surplus inventory from airlines, overhaul facilities and other suppliers. There is not an organized market for surplus aircraft, avionics and aircraft rotables, and engines and engine parts, and the Company must rely on field representatives and personnel, advertisements and its reputation as a buyer of surplus inventory in order to generate opportunities to purchase such equipment. The market for bulk sales of surplus aircraft, avionics and aircraft rotables, and engines and engine parts is highly competitive, in some instances involving a bidding process. While the Company has been able to purchase surplus inventory in this manner successfully in the past, there can be no assurance that surplus aircraft, avionics and aircraft rotables, and engines and engine parts of the type required by the Company's customers will be available on acceptable terms when needed in the future or that the Company will continue to compete effectively in the purchase of such surplus equipment.

         DEPENDENCE ON THIRD-PARTY AIRCRAFT ENGINE REPAIR FACILITIES. The Company is dependent on third-party FAA-approved repair facilities to perform repair services to bring surplus aircraft, avionics and aircraft rotables, and engines and engine parts into a condition of airworthiness so that the Company can then sell or lease such equipment to its customers. Third-party repair facilities may experience heavy workloads or may allocate their resources to customers with which they have entered into long-term, regularly scheduled aircraft engine and airframe maintenance agreements and thereby delay the services to be provided to the Company. The repair facilities utilized by the Company are responsible for inspecting and certifying engines and engine parts to be of serviceable quality. The Company does not have direct control over the quality of repairs performed by such repair facilities or the accuracy of the airworthiness condition designated by such facility. It is possible that engines and engine parts could pass inspection by the Company, be sold by the Company and be incorporated into an aircraft, and subsequently be determined to be unsafe or in need of further repair. In such event, the FAA has the authority to take actions which may include the grounding of an aircraft which contains such parts. Additionally, the customer who purchased such engines or engine parts could demand a replacement from the Company. While the Company has insurance coverage to cover related losses, the effect of such a development on passenger confidence and customer relations could have a material adverse effect upon the Company.

         CUSTOMER CONCENTRATION. The Company's five largest customers accounted for approximately 42% of total revenue for the year ended December 31, 1998. While the relative significance of customers varies from period to period as a result of the large unit prices associated with whole aircraft engine sales, the loss of, or significant curtailments of purchases by, one or more of the Company's significant customers at any time could have a material adverse effect on the Company's business, financial condition and results of operations.

         CUSTOMER CREDIT RISKS. The Company's inability to collect receivables from a substantial sale could adversely affect the Company's financial position and results of operations for a particular period, although Company policy is generally to sell whole engines for cash at closing. The Company's bad debt expense was less than 0.5% of revenues for the years ended December 31, 1996, 1997 and 1998. The Company anticipates that it may incur greater bad debt losses in the future as its customer base grows and the Company experiences greater exposure to its customers as a result, in part, of the implementation of a program for the leasing of aircraft engines and airframes. There can be no assurance that the Company will not incur significant bad debt losses in the future which individually, or in the aggregate, could have a material adverse effect on the Company's business, financial condition and results of operations.

         ADVERSE CONSEQUENCES OF DEBT AND LEVERAGE. As a result of incurring debt, the Company is subject to the risks normally associated with debt financing, including, without limitation, the following: (i) a substantial portion of the Company's net cash provided by operations may be committed to the payment of the Company's interest expense and principal repayment obligations and will not be available to the Company for other purposes; (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in its industry and general economic conditions. The Company's ability to pay interest on its debt and to satisfy its other debt obligations will depend upon its future operating performance, including its ability to implement its business strategy, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. If the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying planned acquisition activity, selling assets, restructuring or refinancing its indebtedness or seeking additional capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, or that the Company's failure to service any of its indebtedness will not have a material adverse effect on the Company's business, financial condition and results of operations.

         RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS. The Company has debt obligations which restrict, among other things, the ability of the Company and/or its subsidiaries to: (i) incur additional indebtedness; (ii) incur liens;
(iii) pay dividends or make certain other restricted payments; (iv) consummate certain asset sales; (v) enter into certain transactions with affiliates; (vi) merge or consolidate with any other person; or (vii) sell, assign, transfer, lease, convey or otherwise dispose of its assets. In addition, the Company's senior credit facility requires the Company to maintain specified financial ratios and satisfy certain financial tests. The Company's ability to maintain those financial ratios and to satisfy those tests will be affected by events beyond its control, and there can be no assurance that the Company will be able to do so. A breach of any of the financial covenants in the senior credit facility, or certain other debt obligations could result in a default under each of the governing agreements. Upon the occurrence of an event of default under the senior credit facility, the respective lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. Substantially all of the assets of the Company and each of its U.S. subsidiaries are pledged as collateral security for the senior credit facility. If the Company were unable to repay all such outstanding amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness, and any proceeds realized upon the sale of such collateral would be used first to satisfy all amounts outstanding under the senior credit facility, and thereafter, any other liabilities of the Company. If the indebtedness under the senior credit facility were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full that indebtedness and any other indebtedness of the Company, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

         DEPENDENCE UPON KEY PERSONNEL. The Company depends upon the efforts of its officers and directors. The loss of the services of such key personnel could have a material adverse effect on the Company's ability to successfully achieve its business objectives. Although each of the key employees has executed an employment agreement that prohibits the employee from competing against the Company for a specified period of time, there can be no assurance that such remedy will be available to the Company or that such protection will mitigate any losses incurred as a result of termination of employment.

         PRODUCT LIABILITY. The Company's business exposes it to possible claims for personal injury or death that may result from the failure of an aircraft or engine owned and leased by it or an engine part sold by it. The Company currently maintains product liability insurance coverage in the amount of $750 million on an aggregate and per claim basis. There can be no assurance that claims will not arise in the future, that such insurance coverage can be maintained in the future at an acceptable cost or that such coverage will be adequate to cover any future liability of the Company. Any such liability not covered by insurance could have a material adverse effect on the financial condition of the Company.

         YEAR 2000. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has engaged a software consulting firm to replace its accounting and inventory management software programs with programs that are Year 2000 compliant. There can be no assurance, however, that replacing such software programs will result in Year 2000 compliant software systems. The Company expects the conversion efforts to be completed by the end of 1999. Management does not expect the financial impact of making the required system changes to be material to the Company's consolidated financial position, results of operations or cash flows which are being funded through operating cash flows. Even if the Company becomes Year 2000 compliant, there can be no assurance that all of the Company's customers and suppliers will be Year 2000 compliant by the end of 1999. The failure of the Company or any of its customers or suppliers to become Year 2000 compliant by the end of 1999 could have a material adverse effect on the Company's business, financial condition and results of operations. See Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issue.

         DEPENDENCE ON THE CONDITION OF THE AIRLINE INDUSTRY. Aircraft engine and engine parts pricing is affected to a degree by the overall economic condition of the airline industry, which has historically been volatile. The demand for after-market engines and engine parts is driven primarily by flying hours or cycles. Regardless of the profitability of the airline industry, parts must be serviced or replaced at scheduled intervals. As such, the demand for after-market parts is a function of the level of worldwide air traffic. Additionally, factors such as the price of fuel affect the aircraft parts market, since older aircraft (into which aircraft parts are most often placed) become less economically viable as the price of fuel increases. During a downturn in the aviation industry, there may be reduced overall demand for aircraft, avionics and aircraft rotables, and engines and engine parts, lower selling prices for the Company's products and increased credit risk associated with doing business with industry participants. There can be no assurance that economic and other factors that might affect the airline industry will not have an adverse impact on the Company's business, financial condition and results of operations.

         COMPETITION. The aviation parts after-market is highly competitive. Competition is based on product quality, price and the ability to provide needed parts quickly. The largest segment of the after-market is served by OEMs. However, the relatively high overhead and slow response times often associated with such large organizations can present a handicap in a fast-moving, price-sensitive marketplace. OEMs generally concentrate on selling new parts, leaving the market in serviceable and overhauled parts to other suppliers. OEM-manufactured new parts generally do not compete with overhauled parts. The largest resellers include companies such as AAR Corp. and The AGES Group. There are approximately 10 to 15 midsize resellers, including the Company. A large portion of the market revenue is generated by over 50 small after-market suppliers and brokers. As a result of industry consolidation, management expects that a number of these smaller operators will either be acquired or will have difficulty competing in this changing market. In addition, the engine parts supply business has been reshaped by the widespread adoption of ILS -- the Inventory Locator Service. The ILS lists the availability of thousands of types of parts from brokers, distributors, repair facilities and airlines. The listing includes the quantity of parts available, the condition of the parts, when the parts are available and a contact for more information. The ILS has created a much freer flow of information concerning the supply and demand for particular parts. Dealers now must compete not only on the basis of their relationships with customers and knowledge regarding a potential source for products, but also on the quality of the parts available, the documentation tracing the history of the parts and the price. There can be no assurance that the Company will continue to compete effectively against present and future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations.

         GOVERNMENT REGULATION. The aviation industry is highly regulated by the FAA in the United States and the equivalent regulatory agencies in other countries. While the Company's reselling business is not regulated, the aircraft, avionics and aircraft rotables, and engines and engine parts that the Company sells to its customers must be accompanied by documentation that enables the customer to comply with applicable regulatory requirements. There can be no assurance that new and more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not have an adverse impact on the Company. Before engine parts may be installed in an aircraft engine, they must meet certain standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. Engine components must also be traceable to sources deemed acceptable by such agencies. Although the Company believes it complies with the highest level of such regulatory standards, standards may change in the future, requiring engine components already contained in the Company's inventory to be scrapped or modified. Aircraft engine manufacturers may also develop new engine components to be used in lieu of engine components already contained in the Company's inventory. In all such cases, to the extent that the Company has such engine components in its inventory, their value may be reduced and the Company's business, financial condition and results of operations could be adversely affected.

         NO DIVIDENDS. The Company intends to retain all earnings for the foreseeable future for use in the operations and expansion of its business. Consequently, the Company does not anticipate paying any cash dividends on its Common Stock to its stockholders for the foreseeable future. In addition, the debt financing agreements to which the Company is a party contain restrictions on the Company's ability to declare dividends.

EMPLOYEES

         As of December 31, 1998, the Company had approximately 124 full-time employees. None of the Company's employees are members of a labor union. The Company believes that its relations with its employees are good.

STOCK OPTION PLANS

         CORPORATE POLICY. The Company is operating in a unique environment where its relatively small number of employees (consisting of 17 executives and 107 employees) make the daily decisions that directly effect the Company's operational and financial results. The Company continually strives to build and maintain a team comprised of the best executives and employees in their field by offering the most attractive work environment and performance based compensation packages available. The Board believes that the Company's stock option plans are an essential component of the Company's compensation package which promote the interests of the Company and its stockholders by strengthening the Company's ability to attract, retain and incentivize competent employees and executives and making service on the Company's Board of Directors more attractive to present and prospective non-employee directors. Such stock option plans encourage stock ownership and proprietary interest in the Company by the individuals upon whose judgment, initiative and efforts the financial success and growth of the Company largely depend.

         STOCK OPTION REPRICING AND EXTENSION OF VESTING SCHEDULES. In early October 1998, the Company faced a significant decline in the market price of its Common Stock, while financial and operating performance remained strong. Thus, a significant portion of the stock options previously issued to employees and non-employee directors which were to vest that month, had exercise prices which exceeded the then-current market value of the underlying shares. In a special effort to fend off competitive pressures and reincentivize employees while securing their long-term commitment to the Company, the Board approved the extension of the vesting schedule and the repricing of certain previously granted options in lieu of granting additional options to existing executives and employees. The Company offered all employees and directors of the Company who held options which had been granted under the Company's stock option plans the opportunity to exchange outstanding options having an exercise price above $10.125, the closing price of a share of Common Stock on October 8, 1998, for a corresponding number of options having an exercise price of $10.125. The Company also offered this opportunity to certain individuals who held options granted outside of the plans. The Company secured the long term commitment of employees and executives electing to exchange such options by requiring that the vesting schedules on the unvested portions of the new options would be extended by, in general, 50%. As a result of this program, options to purchase approximately 1,170,998 shares, representing approximately 45% of the outstanding common stock options were exchanged and vesting schedules extended.

         In light of the repricing of stock options and extension of vesting schedules, the Company believes its existing officers and employees are properly incentivized with long term commitments to the Company. Therefore, it is the Company's intent not to grant options to its current officers or employees until at least 2000, and to thereby avoid any dilutive effect resulting from a full scale grant of options during 1999.


         STOCK OPTION PLAN FOR NEW EXECUTIVES AND EMPLOYEES AND OUTSIDE DIRECTORS. Consistent with the corporate policy placing importance on stock options as part of compensation packages, the Company intends to continue to use stock options as part of the performance based compensation packages used to attract and incentivize new executives and employees. The Company also intends to use stock options in lieu of cash compensation to continue to make service by present and prospective outside directors attractive. For these reasons, the Board adopted, subject to shareholder approval, a 1998 Stock Option Plan (the "Plan") effective as of November 15, 1998 and intends to only grant options under this Plan to newly hired executives and employees as an inducement to enter into employment arrangements with the Company, and to outside members of the Board, in lieu of cash compensation, as an incentive for their service on the Board. The Plan authorizes the issuance of stock options to purchase an aggregate of 250,000 shares of the Company's Common Stock and contains substantially the same terms as the Company's 1997 Stock Option Plan. The Company intends to seek shareholder approval of the Plan at the 1999 Annual Meeting of Shareholders.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC REVENUES

         Total revenues derived from domestic and international customers accounted for 67% and 33%, respectively, for the year ended December 31, 1998, 79% and 21%, respectively, for the year ended December 31, 1997, and 77% and 23%, respectively, for the year ended December 31, 1996. See Footnote 15 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

         TERMINATION OF HELIX ENGAGEMENT AGREEMENT. On March 30, 1999, the Company entered into a Termination Agreement (the "Helix Termination Agreement") with Helix Management Company II, LLC. ("Helix"), a company owned by Yoav Stern, Chairman of Company's Board of Directors, and Zivi Nedivi, President, Chief Executive Officer and a Director of the Company, pursuant to which the Company agreed to terminate the Engagement Agreement dated as of March 28, 1997 between the Company and Helix (the "Helix Engagement Agreement"). Under the terms of the Helix Engagement Agreement, Helix has served as the Company's exclusive mergers and acquisitions and principal financial advisor and advised the Company in all of its significant acquisitions since March 1997. Under the terms of the Helix Termination Agreement, the Company will only be required to pay Helix success fees on those transactions procured by Helix which have either been consummated or signed prior to the date of termination. Helix has waived all other fees which it is entitled to under the terms of the Helix Engagement Agreement, including monthly retainer fees on account of the ninety day period following termination and success fees on account of transactions procured by Helix which are undertaken by the Company within one year of termination. Helix has also agreed that it will, for no additional consideration, provide the Company such assistance (including access to its members and employees and copies of its records and files) as is necessary to assure an orderly transition in the services provided by Helix.

         TERMINATION OF EAST SHORE MANAGEMENT AGREEMENT. On March 30, 1999, the Company entered into a Termination Agreement (the "East Shore Termination Agreement") with East Shore Ventures, Inc. ("East Shore"), a company owned by Mr. Nedivi, pursuant to which the Company agreed to terminate the Management Agreement dated of January 1, 1997 between the Company and East Shore (the "Management Agreement"). Under the terms of the Management Agreement, East Shore provided the Company through the services of Mr. Nedivi with the management services required of the chief executive officer responsible for the overall direction and administration of the business of the Company. The Company concluded that it is in its best interests to employ Mr. Nedivi directly to provide such services on substantially the same terms on which such services were provided to the Company under the Management Agreement. Under the terms of the East Shore Termination Agreement, East Shore will only be paid management fees and related benefits prorated through the date of termination.

         EMPLOYMENT AGREEMENTS. In connection with the execution of the East Shore Termination Agreement, the Company entered into an Employment Agreement with Mr. Nedivi (the "Nedivi Employment Agreement") with substantially the same terms as those included in the Management Agreement. Under the terms of the Nedivi Employment Agreement, Mr. Nedivi will be employed as President and Chief Executive Officer of the Company through December 31, 2004 and will be responsible for the overall direction of the operations and administration of the business of the Company. In connection with the execution of the Helix Termination Agreement, the Company entered into an Employment Agreement with Yoav Stern (the "Stern Employment Agreement") providing for substantially the same terms as those included in the Nedivi Employment Agreement. Under the terms of the Stern Employment Agreement, Mr. Stern is employed as Chairman of the Company through December 31, 2004 and will be responsible for the development and implementation of the strategic plans for the growth and development of the Company's business and operations, including overseeing all aspects of the Company's mergers and acquisitions activities (including, without limitation, analyzing, structuring, negotiating and effecting acquisitions and integrating newly acquired businesses with the business and operations of the Company).


         ACQUISITION OF CERTIFIED AIRCRAFT PARTS, INC. On March 27, 1999, the Company entered into a definitive agreement to acquire Certified Aircraft Parts, Inc. ("Certified") for approximately $16 million in cash. Certified is a leader in the parts, aftermarket support and logistics segment for Lockheed Martin C-130/L100 Hercules aircraft. The acquisition of Certified will significantly expand the Company's military transport business. The transaction is subject to customary closing conditions and is expected to close by the end of April 1999.

ITEM 2. DESCRIPTION OF PROPERTIES.

         The Company owns its newly built 193,000 square foot headquarters and warehouse facility located on 11.5 acres in the Sawgrass International Corporate Park, Sunrise, Florida which is near Ft. Lauderdale, Florida. The Company's address is 1100 International Parkway, Sunrise, Florida 33323. The Company is in the process of consolidating most of it geographically separate locations into its new headquarters. The property is subject to a mortgage held by Bank of America, N.A. to secure the Company's obligations under its bank credit facility.

         The Company owns its previous 45,000 square foot office and warehouse facility located on 2.5 acres in the Sawgrass International Corporate Park, Sunrise, Florida which is near Ft. Lauderdale, Florida at 14000 N.W. 4th Street, Sunrise, Florida 33325. The property is subject to a mortgage held by Bank of America, N.A.

         The Company leases a 4,000 square foot facility of office and warehouse space, assumed in connection with the acquisition of Aero Support, located at 112 Turn Row, Lafayette, Louisiana 70502. The lease provides for a term ending September 30, 2001 at a base rent of approximately $14,000 per year plus certain operating expenses.

         The Company leases a 9,360 square foot facility of office and warehouse space, assumed in connection with the acquisition of ITC, located at 776 Grand Avenue, Ridgefield, New Jersey 07657. The lease provides for a term ending March 31, 1999 at a base rent of approximately $5,000 per month.

         The Company leases a 7,000 square foot facility of office and warehouse space, assumed in connection with the acquisition of ITC, located at 500 Nordhoff Place, Englewood, New Jersey 07657. The lease provides for a term ending March 31, 1999 at a base rent of approximately $2,000 per month.

         The Company leases a 2,775 square foot facility of office and warehouse space, assumed in connection with the acquisition of ITC, located at 13818 and 13992 S.W. 139th Court, Miami, Florida 33186. The lease provides for a term ending October 31, 1999 at a base rent of approximately $1,300 per month.

         The Company leases a 20,000 square foot facility of office and warehouse space, assumed in connection with the acquisition of Aerocar, located at 1495 N. Park Drive, Weston, Florida 33326. The lease provides for a term ending December 31, 1999 at a base rent of approximately $21,000 per month.

         The Company leases a 44,000 square foot facility of office and warehouse space, assumed in connection with the acquisition of Solair, located at 3380 S.W. 11th Avenue, Ft. Lauderdale, Florida 33315. The lease provides for a term ending August 31, 2007 at a base rent of $20,000 per month through August 31, 2002 and $23,000 per month through August 31, 2007.

         The Company leases a 2,000 square foot facility of office and warehouse space, assumed in connection with the acquisition of Solair, located at 4694 Aviation Parkway, Suite K, Atlanta, Georgia 30349. The month to month lease provides for a base rent of approximately $1,300 per month.

         The Company leases a 70,000 square foot facility of office and warehouse space, assumed in connection with the acquisition of Solair, located at 4900 Lakeland Commerce Parkway, Lakeland, Florida 33805. The lease provides for a term ending June 30, 2002 at a base rent of $227,500 per year.

         The Company leases a 600 square foot facility of office space, assumed in connection with the acquisition of Solair, located at 121 Fairfield Way, Suite 305, Bloomingdale, Illinois 60108. The lease provides for a term ending March 1, 2000 at a base rent of $6,600 per year.

         The Company leases a 2,000 square foot facility of office and warehouse space, assumed in connection with the acquisition of Solair, located at Unit 15 Farnborough Business Centre, Pelmoor Road, Farnborough England. The lease provides for a term ending April 7, 2003 at a base rent of approximately $19,000 plus value added taxes per year.

         The Company leases a 1,300 square foot facility for office space, assumed in connection with the acquisition of Solair, located at 360 Orchard Road, International Building, Singapore 238869. The lease provides for a term ending July 31, 1999 at a base rent of approximately $5,000 per month.

         The Company leases a 4,000 square foot facility for office space, assumed in connection with the acquisition of Solair, located at 47A Gentle Road, Singapore 309999. The lease provides for a term ending April 30, 2000 at a base rent of approximately $5,000 per month.

ITEM 3. LEGAL PROCEEDINGS.

         The Company was named as a defendant in an action in the Supreme Court of the State of New York, County of New York, brought by an alleged beneficiary of the Estate of the late Mr. Joram Rosenfeld (a former Co-Chairman of the Company) and the Executor of the Estate of Mr. Rosenfeld. The Complaint alleged, INTER ALIA, that the Company breached a purported agreement to provide Rosenfeld with options to purchase 345,000 shares of the Company's common stock under the Company's 1996 Stock Option Plan, several months before his death. The Complaint further alleged that the Company aided and abetted and/or participated in breaches of fiduciary duty that Yoav Stern, the Company's Chairman of the Board, and Zivi Nedivi, the Company's President and Chief Executive Officer, owed to Rosenfeld as co-members of two private Delaware limited liability companies. The plantiffs are seeking compensatory and punitive damages. The Company believes that the claims asserted against it are totally without merit and has moved for summary judgement dismissing the claims against it on the grounds that the uncontradicted evidence shows that the claims have no basis.

         There are no other material legal proceedings pending against the Company or any of its property. However, the Company may become party to various claims, legal actions and complaints arising in the ordinary course of business or otherwise. The Company cannot determine whether such actions would have a material impact on the financial condition, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since June 1997, the Company's Common Stock has been listed on The Nasdaq Stock Market ("NASDAQ")-National Market under the symbol "KELL." Prior to that date, the Company's Common Stock was listed on the NASDAQ-SmallCap Market under the same symbol.

         The following table sets forth the range of high and low bid prices for the Common Stock for the period from January 1997 to December 1998, as reported by NASDAQ. The quotes represent "Inter-dealer" prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                         COMMON STOCK
                                                    ------------------------
                                                    HIGH             LOW
                                                    ----             ---
Year Ended December 31, 1997:
First Quarter                                       $14 7/8          $8 1/4
Second Quarter                                      $17 1/8          $11 7/8
Third Quarter                                       $21 7/8          $15
Fourth Quarter                                      $27 1/2          $17 1/8

Year Ended December 31, 1998:
First Quarter                                       $27 3/4          $20
Second Quarter                                      $29 3/8          $23
Third Quarter                                       $27 1/8          $12 7/8
Fourth Quarter                                      $28 3/4          $9 1/8

         As of February 26, 1999, there were 11,784,515 shares of Common Stock outstanding, held by 62 stockholders of record. The Company believes that certain holders of record hold a substantial number of shares of Common Stock as nominees for a significant number of beneficial owners. The closing price for the Company's Common Stock on February 26, 1999 was $16 3/16 per share.

         The Company has not paid any cash dividends on its Common Stock to date. The payment of dividends is within the discretion of the Board of Directors. The debt financing arrangements to which the Company is a party contain restrictions on the Company's ability to pay dividends. It is the present intention of the Board of Directors to retain all earnings for use in the Company's business operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

ISSUANCE OF UNREGISTERED SECURITIES DURING 1998

         All of the transactions listed below involve the issuance of securities of the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

         On June 17, 1998, in connection with the acquisition of the outstanding capital stock of Aerocar, the Company issued to Rosa Shashua and Carmel Shashua, the shareholders of Aerocar, warrants to acquire in the aggregate 250,000 shares of Common Stock at an exercise price of $26.00 per share, expiring on June 17, 2001.

         On December 18, 1998, in connection with the acquisition of Aerocar, the Company issued to Helix a warrant to acquire 5,000 shares of Common Stock at an exercise price of $26.00 per share, expiring on June 17, 2001, in partial consideration for the services performed by Helix in connection with the transaction.

         On December 31, 1998, in connection with the acquisition of the outstanding capital stock of Solair, the Company issued to Banner Aerospace, Inc., the sole shareholder of Solair, a warrant to acquire 300,000 shares of Common Stock at an exercise price of $27.50 per share, expiring on December 31, 2002.

         On March 23, 1999, in connection with the acquisition of Solair, the Company issued to Helix a warrant to acquire 2,250 shares of Common Stock at an exercise price of $27.50 per share, expiring on December 31, 2002, in partial consideration for the services performed by Helix in connection with the transaction.

ITEM 6. SELECTED FINANCIAL DATA

         The financial data set forth below should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                          YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------
                                                                                                         INCEPTION
                                                                                                        DECEMBER 28,
                                                                                                       1993 THROUGH
                                                                                                        DECEMBER 31,
                                                      1998         1997         1996         1995          1994
                                                    --------      -------      -------      -------      ---------
                                                         (IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:

Total revenues                                      $180,049      $79,439      $24,922      $ 8,579        $   --

Total operating expenses                             139,019       61,828       20,169        7,062            --

Net operating income                                  41,030       17,611        4,753        1,517            --

Interest expense, net of interest income               9,773        3,991          645         (225)         (309)

Non-operating expenses                                    --           --           --        1,110           317

Income taxes                                          11,679        5,077        1,462          258             --
                                                     -------      -------      -------      -------       --------

Net income                                           $19,578      $ 8,543      $ 2,646      $  374        $     (8)
                                                     =======      =======      =======      ======        ========


                                                                            December 31,
                                                    --------------------------------------------------------------
                                                      1998         1997         1996         1995          1994
                                                    --------      -------      -------      -------      ---------
BALANCE SHEET DATA:

Total current assets                                $272,530      $74,215      $19,655      $15,689        $   685

Total current liabilities                             42,147       19,020        8,565        6,019            100

Total assets                                         434,050      134,361       29,545       21,918         11,483

Non-current obligations                              242,144       65,430        2,819        2,760             --

Stockholders' equity                                 149,759       49,912       18,161       13,139          9,227


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE HEREIN.

GENERAL

         The Company is a leader in the airborne equipment segments of the international aviation services after-market. The Company's net revenues have increased from $24.9 million for the year ended December 31, 1996 to $180.0 million for the year ended December 31, 1998. During the same time period, the Company's net income increased from $2.6 million to $19.6 million. The increase in revenues and net income is the result of a number of factors, including the expansion of the Company's product lines, customer base and market share, increases in the Company's internal growth, cost controls and overall operating efficiencies, acquisitions in existing and adjacent markets and significant capital investments.


         On January 15, 1997, September 10, 1997, April 1, 1998, June 17, 1998
and December 31, 1998 the Company acquired IASI, Aero Support, ITC, Aerocar and Solair, respectively. These acquisitions were accounted for using the purchase method of accounting for business combinations and accordingly, those companies' operating results have been included in the Company's results of operations since the date of acquisition.

RESULTS OF OPERATIONS

         For the periods indicated, the following table sets forth the percentage of certain income statement items to total revenues derived from the Company's consolidated statements of earnings.


                                                         PERCENTAGE OF TOTAL REVENUES
                                                      -----------------------------------
                                                           YEAR ENDED DECEMBER 31,
                                                      -----------------------------------
                                                         1996         1997       1998
                                                      ------------ ----------------------
Revenues:
  Sales of aircraft and engine parts, net                 96.4%       90.1%       82.7%
  Rental Revenues                                          3.6         9.9        17.3
        Total Revenues                                   100.0       100.0       100.0
Operating Expenses:
  Cost of Goods Sold                                      62.8        58.9        55.7
  Depreciation of Equipment Under Operating Leases         2.3         5.7         9.3
  Selling, General and Administrative Expenses            14.0        11.2        10.6
  Depreciation and Amortization Expense                    1.8         2.0         1.7
        Total Operating Expenses                          80.9        77.8        77.3
Interest Expense (net of Interest Income)                  2.6         5.0         5.4
        Income before income taxes                        16.5        17.2        17.3
Income Taxes                                               5.9         6.4         6.4
        Net Income                                        10.6        10.8        10.9


YEARS ENDED DECEMBER 31, 1998 AND 1997

         Net sales of aircraft and engine parts increased by 108% to $148.9 million for the year ended December 31, 1998 as compared to $71.5 million for the year ended December 31, 1997. The increase in net sales of aircraft and engine parts was primarily due to (i) growth of sales of approximately $38.4 million due to additional inventory availability as a result of the Company's increased capital resources as well as the acquisition of Aerocar being combined into Kellstrom, and (ii) incremental sales of approximately $39.0 million related to the acquisition of Aero Support and ITC.

         Rental revenues increased by 294% to $31.1 million for the year ended December 31, 1998 as compared to $7.9 million for the year ended December 31, 1997. The increase in rental revenues was primarily due to (i) the Company's continued expansion into the leasing business through purchases of individual assets as well as the acquisition of Aerocar being combined into Kellstrom resulting in increased rental revenues of approximately $20.0 million, and (ii) incremental rental revenues of approximately $3.2 million related to the acquisition of the ITC operations.

         Cost of goods sold increased by 114% to $100.2 million for the year ended December 31, 1998 as compared to $46.8 million for the year ended December 31, 1997; the gross profit margin decreased to 32.7% in 1998 from 34.6% in 1997. The increase in cost of goods sold was primarily due to increased sales volume across all product lines. The decrease in the gross profit margin was primarily due to the mix of product sales during 1998, resulting in lower gross profit margin. However, despite the decrease in the gross profit margin during 1998, the gross profit margin remains in the range of the Company's historical gross profit margin.

         Depreciation of equipment under operating leases increased by 263% to $16.7 million for the year ended December 31, 1998 as compared to $4.6 million for the year ended December 31, 1997. The increase in depreciation of equipment under operating leases was primarily due to (i) the Company's continued expansion into the short-term leasing business through purchases of individual assets as well as the acquisition of Aerocar being combined into Kellstrom, resulting in increased depreciation of approximately $10.2 million, and (ii) incremental depreciation of approximately $1.9 million related to the acquisition of ITC.

         Selling, general and administrative expenses increased by 115% to $19.1 million for the year ended December 31, 1998 as compared to $8.9 million for the year ended December 31, 1997; however, as a percentage of total revenues, selling, general and administrative expenses decreased to 10.6% in 1998 from 11.2% in 1997. The increase in selling, general and administrative expenses was primarily due to (i) expenses of approximately $5.2 million related to the continuing operations of Aero Support and ITC, and (ii) expenses of approximately $5.0 million related to the continued expansion of the Company's sales and warehouse operations. This expansion consisted of greater resources to support a higher level of revenue and a corresponding greater number of whole engine and engine component transactions, and the continued addition of marketing and management personnel necessary to achieve and administer the revenue growth opportunities that are available due to the Company's expanded level of inventory investment as well as the acquisition of Aerocar being combined into Kellstrom. Selling, general and administrative expenses as a percentage of total revenues decreased during 1998 primarily due to economies of scale and operating efficiencies derived from the consolidation of operations related to completed acquisitions. The Company expects selling, general and administrative expenses to continue to increase due to the Company's growth plans and need for additional personnel and facilities to support the Company's operations.

         Depreciation and amortization expense increased by 97% to $3.1 million for the year ended December 31, 1998 as compared to $1.6 million for the year ended December 31, 1997; however, as a percentage of total revenues, depreciation and amortization expense decreased to 1.7% in 1998 from 2.0% in 1997. The increase in depreciation and amortization expense was primarily due to amortization of goodwill related to the Aero Support, ITC and Aerocar acquisitions.

         Interest expense (net of interest income) increased by 145% to $9.8 million for the year ended December 31, 1998 as compared to $4.0 million for the year ended December 31, 1997. The increase in interest expense was primarily driven by an increase in the Company's average debt levels during 1998, resulting from the acquisition of ITC and growth in inventories and equipment under operating leases. The Company expects interest expense to continue to increase as the Company continues to expand its inventory levels and facilities to support future growth in operations and completes acquisitions funded by debt. There can be no assurance, however, that the Company's operations will expand or that it will complete any material acquisitions.

         Net income increased by 129% to $19.6 million for the year ended December 31, 1998 as compared to $8.5 million for the year ended December 31, 1997. Basic earnings per common share increased by 64% to $1.94 for the year ended December 31, 1998 as compared to $1.18 for the year ended December 31, 1997. Diluted earnings per common share increased by 61% to $1.53 for the year ended December 31, 1998 as compared to $0.95 for the year ended December 31, 1997.

YEARS ENDED DECEMBER 31, 1997 AND 1996

         Net sales of aircraft and engine parts increased by 198% to $71.5 million for the year ended December 31, 1997 as compared to $24.0 million for the year ended December 31, 1996. The increase in net sales of aircraft and engine parts was primarily due to (i) incremental sales of $23.8 million related to the acquisition of IASI, (ii) internal growth of sales of $16.9 million primarily due to additional inventory availability as a result of the Company's increased capital resources, and (iii) incremental sales of $6.8 million related to the acquisition of Aero Support.

         Rental revenues increased by 777% to $7.9 million for the year ended December 31, 1997 as compared to $902,000 for the year ended December 31, 1996. The increase in rental revenues was primarily due to (i) the Company's continued expansion into the short-term leasing business through purchases of individual assets resulting in incremental rental revenues of $5.5 million and (ii) the purchase of a portfolio of commercial aircraft and jet engines during the fourth quarter of 1997 resulting in additional rental revenues of $1.5 million.

         Cost of goods sold increased by 199% to $46.8 million for the year ended December 31, 1997 as compared to $15.6 million for the year ended December 31, 1996; the gross profit margin decreased to 34.6% in 1997 from 34.9% in 1996. The increase in cost of goods sold was primarily due to the increased sales volume associated with the IASI and Aero Support operations as well as continued internal sales growth within the Company.

         Depreciation of equipment under operating leases increased by 684% to $4.6 million for the year ended December 31, 1997 as compared to $586,000 for the year ended December 31, 1996. The increase in depreciation of equipment under operating leases was primarily due to (i) the Company's expansion into the short-term leasing business through purchases of individual assets resulting in incremental depreciation expense of $3.3 million and (ii) the purchase of a portfolio of commercial aircraft and jet engines during the fourth quarter of 1997, resulting in additional depreciation expense of $700,000.

         Selling, general and administrative expenses increased by 154% to $8.9 million for the year ended December 31, 1997 as compared to $3.5 million for the year ended December 31, 1996; however, as a percentage of total revenues, selling, general and administrative expenses decreased to 11.2% in 1997 from 14.0% in 1996. The increase in selling, general and administrative expenses was primarily due to expenses of $2.9 million related to the continuing operations of IASI and Aero Support. In addition, $2.5 million related to the continued expansion of the Company's sales and warehouse operations in order to support a higher level of revenue and a corresponding greater number of whole engine and engine component transactions, and the continued addition of marketing and management personnel necessary to achieve and administer the revenue growth opportunities that are available due to the Company's expanded level of inventory investment. Selling, general and administrative expenses as a percentage of total revenues decreased primarily due to economies of scale and operating efficiencies. The Company expects selling, general and administrative expenses to continue to increase due to the Company's growth plans and need for additional personnel and facilities to support the Company's operations.

         Depreciation and amortization expense increased by 252% to $1.6 million for the year ended December 31, 1997 as compared to $442,000 for the year ended December 31, 1996; however, as a percentage of total revenues, depreciation and amortization expense increased to 2.0% in 1997 from 1.8% in 1996. The increase in depreciation and amortization expense was primarily due to amortization of goodwill related to the IASI and Aero Support acquisitions.

         Interest expense (net of interest income) increased by 519% to $4.0 million the year ended December 31, 1997 as compared to $645,000 for the year ended December 31, 1996. The increase in interest expense was primarily due to interest expense and related costs of $3.0 million for the $35.6 million and $17.3 million of debt assumed and incurred related to the acquisitions of IASI and Aero Support, respectively, as well as interest expense of $400,000 related to the overall increases in the Company's debt levels due to the investment in equipment under operating leases. The Company expects interest expense to continue to increase as the Company continues to expand its inventory levels and facilities to support future growth in operations and completes acquisitions funded by debt. There can be no assurance, however, that the Company's operations will expand or that it will complete any material acquisitions.

         Net income increased by 223% to $8.5 million for the year ended December 31, 1997 as compared to $2.6 million for the year ended December 31, 1996. Basic earnings per common share increased by 31% to $1.18 for the year ended December 31, 1997 as compared to $0.90 for the year ended December 31, 1996. Diluted earnings per common share increased by 70% to $0.95 for the year ended December 31, 1997 as compared to $0.56 for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES.

         As of December 31, 1998, the Company's liquidity and capital resources included cash and cash equivalents of $1.1 million and working capital of $230.4 million. At December 31, 1998, total outstanding debt was $239.9 million as compared to $73.1 million as of December 31, 1997. As of December 31, 1998, the outstanding principal balance on the Company's convertible subordinated notes was $140.3 million and the Company had contractual lines of credit totaling $256.7 million of which $83.9 million was outstanding and $22.9 million was available.

         Cash flows used in operating activities for the year ended December 31, 1998 was $89.0 million compared with $22.4 million for the year ended December 31, 1997. The primary uses of cash for operating activities during the year ended December 31, 1998 was due to increases in inventories and equipment under operating leases of $46.1 million and $91.9 million, respectively, and a decrease in accounts payable of $5.1 million. The primary sources of cash for operating activities for the year ended December 31, 1998 was due to net income of $19.6 million, coupled with total depreciation and amortization of $19.7 million and an increase in accrued expenses of $11.2 million.

         Cash flows used in investing activities for the year ended December 31, 1998 was $130.1 million compared with $29.0 million for the year ended December 31, 1997. The primary uses of cash for investing activities for the year ended December 31, 1998 was related to the acquisitions of ITC, Aerocar, and Solair, for $120.3 million in the aggregate and purchases of property, plant and equipment for $10.7 million.

         On April 1, 1998, the Company through a wholly-owned subsidiary completed the acquisition of substantially all of the assets and assumed certain liabilities of Integrated Technology Corp. ("ITC") for $20.5 million in cash plus up to $10.0 million cash consideration may be paid in the form of an earn-out payable over three years based on certain specified criteria of which $3.3 million was earned during 1998. In addition, the Company received a three-year option to purchase a 49% interest in a related FAA-approved overhaul facility.

         On June 17, 1998, the Company completed the acquisition of the outstanding capital stock of Aerocar Aviation Corp. ("Aerocar Aviation") and Aerocar Parts, Inc. ("Aerocar Parts,") and together with Aerocar Aviation, "Aerocar") for $42.3 million in cash, warrants to purchase an aggregate of 250,000 shares of the Company's common stock, exercisable at $26.00 per share, expiring on June 17, 2001 plus an additional $5.0 million payable within a two-year period after closing, either in cash, or at the option of the Company, in shares of common stock having an equivalent value as of the date of acquisition.

         On December 31, 1998, the Company acquired all of the outstanding capital stock of Solair, Inc. ("Solair"), a wholly-owned subsidiary of Banner Aerospace, Inc. for $57.4 million in cash and a warrant to purchase 300,000 shares of common stock at an exercise price of $27.50 per share, expiring on December 31, 2002.

         Cash flows provided by financing activities for the year ended December 31, 1998 was $219.7 million compared with $51.6 million for the year ended December 31, 1997. The primary sources of cash for financing activities for the year ended December 31, 1998 related to proceeds from the issuance of the 5 1/2% ConvertibLE Subordinated Notes (the "5 1/2% Notes") of $86.3 million, an increase in borrowings under line of credit agreements of $79.9 million and issuance of Common Stock of $78.4 million, offset by repayments of debt incurred and assumed of $18.7 million and payment of deferred financing costs of $5.1 million.

         The Company's Senior Subordinated Debt is held by The Equitable Life Assurance Society of the United States ("Equitable"). The interest rate on the Senior Subordinated Debt is 11 3/4% per annum, payable quarterly. Additionally, warrants to purchase 305,660 shares of Common Stock were issued to Equitable. The warrants are exercisable at $10.00 per share and expire on January 15, 2004. Principal on this debt is payable in two equal annual installments beginning January 15, 2002 and a final payment in the amount of $1.25 million payable on January 15, 2004. The outstanding balance at December 31, 1998 on the Senior Subordinated Debt was $11.25 million. An advance principal payment of $3.75 million, along with a prepayment penalty of 1%, was made by the Company on October 10, 1997 with the proceeds received from the 5 3/4% Convertible Subordinated Notes (the "5 3/4% Notes") offering. Moreover, the Company may at its option, redeem up to an additional $750,000 (along with a prepayment penalty of 1%) of principal amount of Senior Debt concurrently or within five days after the occurrence of any public offering of the Company's Common Stock as long as the principal balance of the debt is not reduced below $10.5 million.

         On June 17, 1998, the Company completed a secondary public offering of 2,750,000 shares of Common Stock at $26.00 per share, resulting in net proceeds of $67.4 million. On July 2, 1998, the Company's underwriters exercised their overallotment option to purchase an additional 412,500 shares of Common Stock at $26.00, resulting in additional net proceeds of $10.2 million. Proceeds of the offering were used to repay the outstanding borrowings under its then current revolving credit facility, to finance the Aerocar acquisition and for general corporate purposes.

         On June 17, 1998, the Company completed a public offering of $75.0 million aggregate principal amount of the 5 1/2% Notes due 2003, resulting in net proceeds of $72.8 million. On July 2, 1998, the Company's underwriters exercised their overallotment option to purchase an additional $11.3 million aggregate principal amount of the 5 1/2% Notes, resulting in additional net proceeds of $10.9 million. Proceeds of the offering were used to repAY outstanding borrowings under its then current revolving credit facility and for general corporate purposes.

         On December 14, 1998, in order to expand its current credit facility, the Company entered into a five-year, $256.7 million syndicated credit facility with Bank of America, N.A. (formerly NationsBank, N.A.) ("Bank of America") as the agent bank, consisting of a $250.0 million revolving credit facility and a letter of credit in the amount of up to $6.7 million, with an option by the Company to increase the revolving credit facility by an additional $50.0 million for a total of $306.7 million throughout the term, subject to the approval of Bank of America and the satisfaction of certain conditions. The new credit facility bears interest ranging from prime rate plus 0 to 50 basis points, or at the Company's option, LIBOR plus 150 to 250 basis points. The letter of credit component of the $256.7 million syndicated credit facility was specifically committed to the permanent financing of the Company's new world headquarters. The $6.7 million financing was completed by the Company on February 22, 1999.

         During the year ended December 31, 1998, the Company's highest utilization of its NationsBank $256.7 million syndicated credit facility was $83.9 million. The outstanding balance at December 31, 1998 on the NationsBank syndicated credit facility was $83.9 million.

         The Company plans to take advantage of growth opportunities that are consistent with the Company's expansion and profit objectives. These growth opportunities will require the investment of cash into inventories of jet engines, jet engine parts and avionics and rotables. Greater availability of such inventories will better enable the Company to continue to increase its revenues as well as to encourage the development of strategic relationships with new customers. The Company intends to finance its inventory expansion program through its syndicated credit facility, which was expanded in December 1998, and through the employment of its cash. In the future, the Company may require additional sources of capital to continue to fund its expansion.

         The Company's management believes that free cash flow (net income plus depreciation of property, plant and equipment and amortization of goodwill), combined with the Company's syndicated credit facility should be sufficient for the Company's current level of operations. However, the Company may elect to seek equity capital or other debt financing in the future depending upon market conditions and the capital needs of the Company.

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

         The Company and each of its operating subsidiaries are executing a plan to identify and address any possible business issues related to the impact of the Year 2000 problem on both its information technology ("IT") and non-IT systems (e.g., embedded technology). This plan addresses the Year 2000 issue in multiple phases, including (i) determining an initial inventory of the Company's systems, equipment (including embedded technology in the Company's aircraft, engine and parts inventory as well as leased equipment), vendors, customers and third party administrators that may be vulnerable to system failures or processing errors as a result of Year 2000 issues, (ii) assessment and prioritization of inventoried items to determine risks associated with their failure to be Year 2000 compliant, (iii) testing of systems and equipment to determine Year 2000 compliance, (iv) remediation and implementation of systems and equipment, and (v) contingency planning to assess reasonably likely worst case scenarios. As part of the Company's plan, the Company has retained a third party Year 2000 solution provider to assist with a risk analysis of the Company's Year 2000 issue and assist with project office management. For those systems which the Company determines are not currently Year 2000 compliant, implementation of the required changes is expected to be completed by September 1999.

         Incremental costs, which include consulting costs and costs associated with internal resources to modify existing systems in order to achieve Year 2000 compliance are charged to expense as incurred. The Company does not expect the cost of making the required system changes to exceed $500,000. The anticipated costs of the project and the dates on which the Company believes it will complete the Year 2000 modifications and assessments are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant systems.

         With respect to the Company's customers, suppliers and vendors, the Company is in the process of contacting customers, suppliers and vendors to assess the potential impact on operations if such third parties are not successful in ensuring that their systems and operations are Year 2000 compliant in a timely manner. The Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are also dependent upon the Year 2000 compliance of other third parties such as governmental agencies (e.g., Federal Aviation Administration and foreign equivalents). To date, the Company is unable to determine whether it will be materially affected by the failure of any of its customers, suppliers, vendors or other third parties to be Year 2000 compliant. The Company believes that its compliance efforts have and will reduce the impact on the Company of any such failures. Failure of any third parties with which the Company interacts to achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

         Risk assessment, readiness evaluation, action plans and contingency plans related to the Company's suppliers, vendors and other third parties are expected to be completed by September 1999. The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business critical system. These procedures will be expanded to include specific procedures for the potential Year 2000 issue. Contingency plans to protect the Company from Year 2000 related interruptions are also being developed and are expected to be completed by September 1999. These plans will include development of backup procedures, identification of alternate suppliers, possible increases in inventory levels and other appropriate measures.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 outlines the accounting treatment for certain costs related to the development or purchase of software to be used internally and requires that costs incurred during the preliminary project and post-implementation/operation stages be expensed, and costs incurred during the application development stage be capitalized and amortized over the estimated useful life of the software. Adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

         In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, requires that all costs of start-up activities, including organization costs, be expensed as incurred. Adoption of this statement is not expected to have material impact on the Company's results of operations or financial position.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management does not anticipate a significant impact of the adoption of SFAS No. 133 on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness outstanding under the Company's $256.7 million bank credit facility. The bank credit facility, which expires in 2003, bears interest at the bank's prime rate plus 0-50 basis points or, at the Company's option, LIBOR plus 150-250 basis points. These variable interest rates are subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At December 31, 1998, the Company had approximately $83.9 million in variable rate indebtedness outstanding under the credit facility, representing approximately, 84% of the Company's total debt outstanding, at an average interest rate of 7.5%. An increase in interest rates by 1% would not have a material impact on the financial condition, results of operations or cash flows of the Company.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements for the years ended December 31, 1998, 1997 and 1996, and the respective notes thereto, are set forth elsewhere in this report. An index of these financial statements appears in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

         The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the definitive Proxy Statement of the Company relating to the 1999 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended December 31, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

         Kellstrom Industries, Inc. Consolidated Financial Statements:

         Independent Auditors' Report

         Consolidated Balance Sheets at December 31, 1998 and 1997

         Consolidated Statements of Earnings for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Stockholders' Equity and Comprehensive
            Income for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended December 31,
            1998, 1997 and 1996

         Notes to Consolidated Financial Statements

   (2) The following financial statement schedule is filed as part of this Form 10-K:

         Schedule II - Valuation and Qualifying Accounts

   (3) See Index of Exhibits included elsewhere herein.

(b) Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: March 31, 1999                         KELLSTROM INDUSTRIES, INC.
                                                   (Registrant)

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


SIGNATURE                                      TITLE                                        DATE
---------                                      -----                                        ----

/s/ Zivi R. Nedivi                             President and Chief Executive                March 31, 1999
------------------------------------           Officer and Director
Zivi R. Nedivi                                 (principal executive officer)



/s/ Yoav Stern                                 Chairman of the Board of Directors           March 31, 1999
------------------------------------
Yoav Stern



/s/ Michael W. Wallace                         Chief Financial Officer                      March 31, 1999
------------------------------------           (principal financial and
Michael W. Wallace                              accounting officer)



/s/ David Jan Mitchell                         Director                                     March 31, 1999
------------------------------------
David Jan Mitchell



/s/ Niv Harizman                               Director                                     March 31, 1999
------------------------------------
Niv Harizman



/s/ General William Lyon                       Director                                     March 31, 1999
------------------------------------
General William Lyon



/s/ Admiral William J. Crowe, Jr.              Director                                    March 31, 1999
------------------------------------
Admiral William J. Crowe, Jr.



                                  EXHIBIT INDEX

EXHIBIT NO. DESCRIPTION

3.1 The Company's Restated Certificate of Incorporation, as amended (incorporated by reference to the Current Report on Form 8-K filed with the Commission on June 22, 1995).

3.2 The Company's By-laws, as amended (incorporated by reference to the Current Report on Form 8-K filed with the Commission on June 22, 1995).

3.3 Form of Certificate of Designations setting forth the terms of the Series A Junior Participating Cumulative Preferred Stock, par value $.001 per share (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed with the Commission on January 16, 1997).

4.1 Indenture dated as of October 10, 1997 by and between the Company and First Union National Bank (incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on November 12, 1997).

4.2      Form of Note (included in Exhibit 4.1).

4.3 Registration Rights Agreement dated as of October 10, 1997 by and between the Company and BT Alex. Brown Incorporated (incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on November 11, 1997).

4.4 Indenture dated June 17, 1998 by and between the Company and First Union National Bank (incorporated by reference to Amendment No. 2 to Registration Statement on Form S-3, Number 333-52917 filed with the Commission on June 11, 1998).

4.5      Form of Note (included in Exhibit 4.4)

4.6 Indenture of Trust dated as of February 1, 1999 between the Company and Norwest Bank Minnesota, N.A., as Trustee (filed herewith).

4.7      Form of Note (included in Exhibit 4.6).


10.1 Letter Agreement among each of the Stockholders of the Company, the Company, and GKN Securities Corp. (without schedules) (incorporated by reference to Registration Statement on Form S-1, Number 33- 75750, filed with the Commission on February 25, 1994).

10.2 Asset Purchase Agreement dated February 15, 1995 among ITAC, Rada Electronic Industries Limited, Tasco Electronics Inc. and the Company (incorporated by reference to the Current Report on Form 8-K/A filed with the Commission on March 14, 1994).

10.3*    Management Agreement dated January 1, 1997 between East Shore
         Ventures, Inc. and the Company (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.4* Employment Agreement dated January 30, 1996 between Anthony Motisi and the Company (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.5* Employment Agreement dated January 1, 1996 between Paul F. Steele and the Company (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.6* Employment Agreement dated May 18, 1995 between John Gleason and the Company (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 30, 1996).

10.7* Employment Agreement dated October 25, 1996 between Fred von Husen and the Company (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.8* Amendment No. 1 to Employment Agreement dated February 14, 1997 between John Gleason and the Company (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31,
         1997).

10.9* Employment Agreement dated April 1, 1997 between Michael Wallace and the Company (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 23, 1998).

10.10* Employment Agreement dated March 30, 1999 between Zivi R. Nedivi and the Company (filed herewith).

10.11* Employment Agreement dated March 30, 1999 between Yoav Stern and the Company (filed herewith).

10.12 Stockholders Agreement dated August 24, 1995 between Zivi R. Nedivi and Yoav Stern (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 30, 1996).

10.13 Amendment, dated January 15, 1996, to Stockholders Agreement dated August 24, 1995 between Zivi R. Nedivi and Yoav Stern (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.14 Asset Purchase Agreement dated October 28, 1996 by and among the Company, a wholly owned subsidiary of the Company and IASI (incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on November 14, 1996).

10.15 Securities Purchase Agreement dated as of January 15, 1997 between the Company and The Equitable Life Assurance Society of the United States (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.16 Amendment No. 1 to Securities Purchase Agreement dated February 14, 1997 between the Company and The Equitable Life Assurance Society of the United States (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.17 Warrant dated January 15, 1997 between the Company and The Equitable Life Assurance Society of the United States (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.18 Note Purchase Agreement dated as of January 9, 1997 by and among the Company and the Purchasers listed on Schedule I thereto (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.19 Amendment No. 1 to the Note Purchase Agreement dated January 15, 1997 by and among the Company and the Purchasers listed on Schedule I thereto (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.20    Form of Warrant between the Company and the Purchasers listed on
         Schedule I to the Note Purchase Agreement (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31,
         1997).

10.21 Amended and Restated Loan and Security Agreement dated as of December 14, 1998 among the Company, certain of its subsidiaries, the lenders party thereto, from time to time, Bank of America, N.A. (as successor to NationsBank, N.A.), as agent for the lenders, and NationsBanc Montgomery Securities, LLC, as syndication agent (filed herewith).

10.22    Form of Revolving Credit Note (filed herewith).

10.23 Engagement Agreement dated March 28, 1997 between Helix Management Company II, LLC and the Company (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 23,
         1998).

10.24 Amendment No. 1, dated August 25, 1998, to the Engagement Agreement dated March 28, 1997 between Helix Management Company II, LLC and the Company (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on November 12, 1998).

10.25 Rights Agreement, dated January 14, 1997, by and between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to the Registration Statement on Form 8-A filed with the Commission on January 16, 1997).

10.26 Amendment No. 1, dated February 27, 1997, to Rights Agreement dated January 14, 1997 by and between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to the Current Report on Form 8-K/A filed with the Commission on March 7, 1997).

10.27* 1995 Stock Option Plan of the Company (incorporated by reference to the Proxy Statement of the Company filed with the Commission on May 15,
         1995).

10.28*   1996 Stock Option Plan of the Company, as amended (filed herewith).

10.29*   1997 Stock Option Plan of the Company, as amended (filed herewith).

10.30*   1998 Stock Option Plan of the Company (filed herewith).

10.31 Asset Purchase Agreement, dated September 10, 1997, by and among Kellstrom Industries, Inc. and Aero Support Holdings, Inc., on the one hand and Aero Support, U.S.A. Inc. Zvi Bar-On, Mordechai Markowicz and Michael Navon, on the other hand. (incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 24,
         1997).

10.32 Form of Warrant between the Company and Aero Support, USA, Inc. (incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on November 11, 1997).

10.33 Form of Warrant dated September 10, 1997 between the Company and Helix (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 23, 1998).

10.34 Form of Warrant dated September 10, 1997 between the Company and Helix (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 23, 1998).

10.35 Asset Purchase Agreement dated as of February 27, 1998 among the Company, Integrated Technology Holdings Corp., Integrated Technology Corp. and Gideon Vaisman (incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 14, 1998).

10.36 Amendment No. 1, dated as of March 13, 1998, to the Asset Purchase Agreement dated as of February 27, 1998 among the Company, Integrated Technology Holdings Corp., Integrated Technology Corp. and Gideon Vaisman (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on November 12, 1998).

10.37 Amendment No. 2, dated as of September 15, 1998, to the Asset Purchase Agreement dated as of February 27, 1998 among the Company, Integrated Technology Holdings Corp., Integrated Technology Corp. and Gideon Vaisman (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on November 12, 1998).

10.38* Employment Agreement dated February 27, 1998 between Gideon Vaisman and the company (filed herewith).

10.39* Amendment No. 1, dated as of September 15, 1998, to the Employment Agreement dated February 27, 1998 between Gideon Vaisman and the Company (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on November 12, 1998).

10.40 Stock Purchase Agreement dated as of May 6, 1998 among the Company, Aerocar Parts, Inc., Aeorcar Aviation Corp., Rosa Shashua and Carmel Shashua (incorporated by reference to the Current Report on Form 8-K filed with the Commission on May 18, 1998).

10.41    Warrant dated June 17, 1998 between the Company and Carmel
         Shashua (incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 11, 1998).

10.42    Warrant dated June 17, 1998 between the Company and Rosa
         Shashua (incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 11, 1998).

10.43 Warrant dated December 18, 1998 between the Company and Helix Management Company II, LLC (filed herewith).

10.44 Stock Purchase Agreement dated as of December 5, 1998, by and between the Company, Solair, Inc. and Banner Aerospace, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 14, 1999).

10.45 Warrant dated December 31, 1998 between the Company and Banner Aerospace, Inc. (incorporated by reference to the Current Report on Form 8-K/A filed with the Commission on March 16, 1999).

10.46 Warrant dated March 23, 1999 between the Company and Helix Management Company II, LLC (filed herewith).

10.47 Termination Agreement dated as of March 30, 1999 between the Company and East Shore Ventures, Inc. (filed herewith).

10.48 Termination Agreement dated as of March 30, 1999 between the Company and Helix Management Company II, LLC (filed herewith).

10.49 Stock Purchase Agreement dated March 27, 1999 among the Company, Certified Aircraft Parts, Inc., R. Dean Stickler and Donald E. Marshall (filed herewith).

10.50 Joinder Agreement dated January 15, 1999 between Solair, Inc., the Company and NationsBank, N.A., as agent for the lenders party thereto (filed herewith).

10.51 Letter of Credit Reimbursement Agreement dated as of February 1, 1999 between the Company and NationsBank, N.A. (filed herewith).

21       Subsidiaries of the Registrant (filed herewith).

23       Consent of KPMG LLP (filed herewith).

27       Financial Data Schedule (filed herewith).

--------------
* Compensatory plan or agreement.

                           Kellstrom Industries, Inc.
                 Schedule II - Valuation and Qualifying Accounts
              For the years ended December 31, 1998, 1997 and 1996

                                                            Additions -                         Deductions -
                                           Balance at       Charged to       Additions -       Uncollectible      Balance at
                                           Beginning        Costs and           Due to           Accounts             End
Description                                of Period         Expenses        Acquisitions       Written Off        of Period
-----------                                ---------        -----------      ------------      -------------      -----------
1998

Allowance for returns and
   doubtful accounts                     $  335,786         $   830,914      $4,296,755          $ 45,459        $5,417,996
Accumulated amortization - goodwill       1,555,526           2,226,999              --                --         3,782,525

1997

Allowance for returns and
   doubtful accounts                      $ 150,000         $    35,592      $  167,990          $17,796         $  335,786
Accumulated amortization - goodwill         409,863           1,145,663              --               --          1,555,526

1996

Allowance for returns and
   doubtful accounts                     $  125,531         $    24,469     $        --          $    --         $ 150,000
Accumulated amortization - goodwill         138,853             271,010              --               --           409,863



The following Consolidated Financial Statements are attached hereto:

                                                                                   PAGE
                                                                                   ----
Kellstrom Industries, Inc. Consolidated Financial Statements:

Independent Auditors' Report                                                       F-1

Consolidated Balance Sheets at December 31, 1998 and 1997                          F-2

Consolidated Statements of Earnings for the years ended December 31, 1998,
  1997 and 1996                                                                    F-3

Consolidated Statements of Stockholders' Equity and Comprehensive Income
  for the years ended December 31, 1998, 1997 and 1996                             F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1998,
  1997 and 1996                                                                    F-5

Notes to Consolidated Financial Statements                                         F-9


                          Independent Auditors' Report

The Board of Directors and Stockholders
Kellstrom Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Kellstrom Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kellstrom Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                   KPMG LLP

Ft. Lauderdale, Florida
February 17, 1999, except as to note 18, which is as of March 30, 1999

ITEM I.   FINANCIAL STATEMENTS

                           KELLSTROM INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                           ------------------------------------
                                                                                1998                1997
                                                                           ---------------     ----------------
                                 ASSETS
Current Assets:
      Cash and cash equivalents                                              $  1,107,102         $    462,676
      Trade receivables, net of allowances for returns and
         doubtful accounts of $5,417,996 and $335,786
         for 1998 and 1997, respectively                                       31,367,337           10,189,082
      Notes receivable                                                                 --            2,475,856
      Inventories (Note 3)                                                    149,957,320           35,965,376
      Equipment under short-term operating leases (Note 4)                     77,201,289           20,881,713
      Prepaid expenses                                                          3,166,158            2,646,629
      Income tax receivable                                                            --              531,762
      Deferred tax assets (Note 11)                                             9,730,577              636,115
      Investment in securities (Note 6)                                                --              425,759
                                                                           ---------------     ----------------

             Total current assets                                             272,529,783           74,214,968

Equipment under long-term operating leases, net (Note 4)                       63,323,008           19,050,675
Property, plant and equipment, net (Note 5)                                    16,755,185            5,027,096
Goodwill, net                                                                  71,501,153           29,775,709
Other asset                                                                     9,941,367            6,293,050
                                                                           ---------------     ----------------

             Total Assets                                                    $434,050,496         $134,361,498
                                                                           ===============     ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Short-term notes payable (Note 8)                                      $  2,317,982         $  6,759,013
      Current maturities of long-term debt  (Note 8)                                   --            1,079,787
      Accounts payable                                                         13,333,709            6,183,762
      Accrued expenses (Note 7)                                                25,715,518            4,996,963
      Income taxes payable                                                        779,972                   --
                                                                           ---------------     ----------------

             Total current liabilities                                         42,147,181           19,019,525

Long-term debt, less current maturities (Note 8)                               97,336,821           11,250,000
Convertible subordinated notes (Note 9)                                       140,250,000           54,000,000
Deferred tax liabilities (Note 11)                                              4,557,256              180,053
                                                                           ---------------     ----------------

             Total Liabilities                                                284,291,258           84,449,578

Stockholders' Equity: (Note 12)
      Common stock, $ .001 par value; 20,000,000 shares authorized;
             11,762,015 shares and 7,879,356 shares issued and outstanding
             in 1998 and 1997, respectively                                        11,762                7,879
      Additional paid-in capital                                              120,007,268           39,027,053
      Retained earnings                                                        31,133,280           11,555,161
      Accumulated other comprehensive income                                           --            (315,758)
      Loans receivable from directors and officers                            (1,393,072)            (362,415)
                                                                           ---------------     ----------------

             Total Stockholders' Equity                                       149,759,238           49,911,920
                                                                           ---------------     ----------------

             Total Liabilities and Stockholders' Equity                     $ 434,050,496         $134,361,498
                                                                           ===============     ================

          See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                        Years Ended December 31,
                                                                         -----------------------------------------------------
                                                                                  1998             1997              1996
                                                                          ----------------- ---------------- -----------------
Sales of aircraft and engine parts, net                                      $ 148,901,686    $ 71,534,539        $ 24,019,999
Rental revenues                                                                 31,147,123       7,904,610             901,588
                                                                         -----------------  --------------   -----------------

     Total revenues                                                            180,048,809      79,439,149          24,921,587

Cost of goods sold                                                            (100,221,300)    (46,800,589)        (15,649,127)
Depreciation of equipment under operating leases                               (16,688,141)     (4,594,399)           (586,032)
Selling, general and administrative expenses                                   (19,051,869)     (8,877,598)         (3,491,457)
Depreciation and amortization                                                   (3,057,847)     (1,555,673)           (441,854)
                                                                         -----------------  --------------   -----------------

     Total operating expenses                                                 (139,019,157)    (61,828,259)        (20,168,470)

Operating income                                                                41,029,652      17,610,890           4,753,117

Interest expense                                                               (10,259,749)     (4,390,384)           (662,528)

Interest income                                                                    486,857         399,172              18,001
                                                                         -----------------  --------------   -----------------

    Income before income taxes                                                  31,256,760      13,619,678           4,108,590

Income taxes (Note 11)                                                         (11,678,641)     (5,077,159)         (1,462,247)
                                                                         -----------------  --------------   -----------------

     Net income                                                              $  19,578,119    $  8,542,519        $  2,646,343
                                                                         =================  ==============   =================



Earnings per common share - basic                                            $        1.94    $       1.18        $       0.90
                                                                         =================  ==============   =================

Earnings per common share - diluted                                          $        1.53    $       0.95        $       0.56
                                                                         =================  ==============   =================

Weighted average number of common shares outstanding - basic                    10,086,875       7,266,534           2,943,902
                                                                         =================  ==============   =================

Weighted average number of common shares outstanding - diluted                  15,060,512       9,394,439           4,759,890
                                                                         =================  ==============   =================

          See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                                 LOANS
                                                                                  RETAINED    RECEIVABLE  ACCUMULATED
                                                  COMMON STOCK                   EARNINGS/       FROM        OTHER        TOTAL
                                    COMPRE-    -------------------  ADDITIONAL    (ACCUMU-     DIRECTORS    COMPRE-       STOCK-
                                    HENSIVE      NUMBER               PAID-IN     LUMATED)        AND       HENSIVE       HOLDER
                                    INCOME     OF SHARES    AMOUNT    CAPITAL     DEFICIT)      OFICERS     INCOME        EQUITY
                                    -------    ---------    ------    -------    -----------   --------     -------      --------

Balances, December 31, 1995                    2,881,818     2,882   12,769,565      366,299          --         --     13,138,746

Exercise of warrants                             433,490       433    2,101,994           --          --         --      2,102,427

Net income                        2,646,343           --        --           --    2,646,343          --         --      2,646,343

Unrealized gain on investment
  Securities (net of taxes
   of $156,308)                     273,225           --        --           --          --           --    273,225        273,225
                                 ----------
     Comprehensive income         2,919,568
                                 ==========

----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31,1996                     3,315,308     3,315   14,871,559    3,012,642          --    273,225     18,160,741

Exercise of warrants                           4,564,048     4,564   20,771,856           --          --         --     20,776,420

Issuance of warrants related to
 the IASI and Aero Support
 acquisitions                                         --        --    1,853,192           --          --         --      1,853,192

Issuance of warrants in lieu of
 financing fees provided
 with respect to IASI
 acquisition                                          --        --    1,530,446           --          --         --      1,530,446

Net income                        8,542,519           --        --           --    8,542,519          --         --      8,542,519

Unrealized loss on investment
 Securities, net of reclassifi-
 cation adjustments (net of
 taxes of $346,817)                (588,983)          --        --           --           --          --   (588,983)      (588,983)
                                 ----------
     Comprehensive income         7,953,536
                                 ==========

Borrowings on loans receivable                        --        --           --           --    (362,415)        --       (362,415)

-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                    7,879,356     7,879   39,027,053   11,555,161    (362,415)  (315,758)    49,911,920

Issuance of common stock                       3,882,659     3,883   78,423,642          --          --         --      78,427,525

Issuance of warrants related
 to the  Aerocar and Solair
 acquisition                                          --       --     2,556,573          --           --         --      2,556,573

Net income                       19,578,119           --       --            --   19,578,119          --         --     19,578,119

Unrealized gain on investment
 Securities, net of reclassifi-
 cation adjustments (net
 of taxes of $190,506)              315,758           --       --            --          --           --    315,758        315,758

                                 ----------
     Comprehensive income        19,893,877
                                 ==========

Borrowings on loans receivable                        --       --            --          --   (1,030,657)        --     (1,030,657)

===================================================================================================================================
Balances, December 31, 1998                   11,762,015   11,762   120,007,268   31,133,280   (1,393,072)       --    149,759,238
===================================================================================================================================



           See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------------------
                                                                             1998             1997            1996
                                                                       ----------------- --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $ 19,578,119    $  8,542,519     $  2,646,343
Adjustments to reconcile net income to net cash
  Used in operating activities:
     Depreciation and amortization                                            3,057,847       1,555,673          441,854
     Depreciation of equipment under operating leases                        16,688,141       4,594,399          586,032
     Amortization of deferred financing costs                                 1,376,807         760,019           30,172
     Deferred income taxes                                                    1,722,246          80,631           12,285
     Loss on sales of investment securities                                     119,472          38,051               --
     Gain on sales of property, plant and equipment                            (102,145)             --               --

Changes in operating assets and liabilities:
     Increase in trade receivables, net                                      (2,922,492)     (2,392,056)        (704,273)
     (Increase) decrease in inventories                                     (46,121,637)      8,768,582       (1,207,383)
     Increase in equipment under operating leases                           (91,947,589)    (41,862,819)      (3,250,000)
     Increase in prepaid expenses                                              (308,659)     (3,042,546)        (351,704)
     Decrease (increase) in other assets                                      2,492,539         330,878         (255,655)
     Decrease in accounts payable                                            (5,114,524)     (2,748,832)        (515,809)
     Increase in accrued expenses                                            11,175,219       3,706,570          431,661
     Increase (decrease) in income taxes payable                              1,311,734        (687,551)        (486,519)
                                                                       ----------------- --------------- ----------------
           Net cash used in operating activities                            (88,994,922)    (22,356,482)      (2,622,996)
                                                                       ----------------- --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investment securities                                               --              --       (1,200,000)
     Proceeds from sales of investment securities                               812,553         428,499               --
     Purchase of property, plant and equipment                              (10,729,964)     (2,418,677)      (1,372,244)
     Proceeds from sales of property, plant and equipment                       104,607         744,744               --
     Purchase of ITC assets, net of cash acquired                           (20,519,903)             --               --
     Purchase of Aerocar assets, net of cash acquired                       (42,341,684)             --               --
     Purchase of Solair assets                                              (57,390,887)             --               --
     Purchase of IASI assets, net of cash acquired                                   --     (25,053,141)              --
     Purchase of Aero Support assets, net of cash acquired                           --      (2,656,289)              --
     Other                                                                      (24,321)          2,115           31,753
                                                                       ----------------- --------------- ----------------
           Net cash used in investing activities                           (130,089,599)    (28,952,749)      (2,540,491)
                                                                       ----------------- --------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit agreement                           79,878,811       1,086,699               --
     Proceeds from the issuance of debt                                              --      21,000,000       27,577,960
     Proceeds from the issuance of subordinated debentures                   86,250,000      54,000,000               --
     Debt repayment, including capital lease obligation                     (18,679,625)    (40,450,696)     (24,499,503)
     Proceeds from the issuance of common stock                              78,427,525      20,776,420        2,102,427
     Borrowings for loans receivable from directors and officers             (1,030,657)       (362,415)              --
     Payment of deferred financing costs                                     (5,117,107)     (4,432,355)              --
     Other                                                                           --              --          (74,014)
                                                                       ----------------- --------------- ----------------
           Net cash provided by financing activities                        219,728,947      51,617,653        5,106,870
                                                                       ----------------- --------------- ----------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                              644,426         308,422         (56,617)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                    462,676         154,254          210,871
                                                                       ----------------- --------------- ----------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                 $      1,107,102    $    462,676     $    154,254
                                                                       ================= =============== ================



                                   (continued)

           See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------------------
                                                                                   1998              1997             1996
                                                                              ---------------   ---------------   --------------
Supplemental disclosures of non-cash investing and financing activities:

            Aerocar assets acquired for warrants                              $    1,405,000    $        --        $        --
                                                                              ===============   ===============   ==============

            Solair assets acquired for warrants                               $    1,151,573    $        --        $        --
                                                                              ===============   ===============   ==============

            IASI assets acquired for warrants                                 $          --     $ 1,173,134        $        --
                                                                              ===============   ===============   ==============

            Aero Support assets acquired for warrants                         $          --     $   680,058        $        --
                                                                              ===============   ===============   ==============

            Deferred financing costs paid through the issuance of warrants    $          --     $ 1,530,446        $        --
                                                                              ===============   ===============   ==============

            Unrealized gain/(loss) on investment securities, net              $     315,758     $ (588,983)        $   273,225
                                                                              ===============   ===============   ==============

Supplementaldisclosures of cash flow information:
            Cash paid during the period for:

            Interest                                                          $    8,481,524    $ 2,436,209        $   558,083
                                                                              ===============   ===============   ==============

            Income taxes                                                      $    8,644,661    $ 5,685,502        $ 1,936,481
                                                                              ===============   ===============   ==============

Supplemental disclosures of purchase of ITC assets, net of liabilities:

                  Cash                                                        $      841,012
                  Receivables                                                      6,095,225
                  Inventory                                                       16,965,831
                  Prepaid expenses and other assets                                   29,553
                  Equipment under operating leases                                 4,594,456
                  Property, plant and equipment                                       33,121
                  Goodwill                                                         5,289,587
                  Other assets                                                       119,171
                                                                              ---------------
                                    Total assets                              $   33,967,956
                                                                              ===============

                  Accrued expenses                                            $    3,147,436
                  Account payable                                                  3,109,605
                  Notes payable                                                    6,350,000
                                                                              ---------------
                                    Total liabilities                         $   12,607,041
                                                                              ===============

                                    Net acquisition cost                          21,360,915

                  Less cash acquired                                                 841,012
                                                                              ---------------

                                    Net cash used in acquisition              $   20,519,903
                                                                              ===============

                                   (continued)

           See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------------------
                                                                                   1998              1997             1996
                                                                              ---------------   ---------------   --------------
Supplemental disclosures of purchase of Aerocar assets, net of liabilities:

                  Cash                                                            $  227,855
                  Receivables                                                        473,118
                  Inventory                                                        9,683,625
                  Equipment under operating leases                                20,738,005
                  Property, plant and equipment                                      151,103
                  Goodwill                                                        28,073,728
                  Other assets                                                        39,532
                                                                             ---------------
                                    Total assets                                 $59,386,966
                                                                             ===============

                  Account payable                                                $ 2,395,610
                  Notes payable                                                   13,016,817
                                                                             ---------------
                                    Total liabilities                            $15,412,427
                                                                             ===============

                                    Net acquisition cost                          43,974,539

                  Less warrants issued to seller                                   1,405,000
                                                                             ---------------

                  Cash paid to seller at closing                                  42,569,539

                  Less cash acquired                                                 227,855

                                                                             ---------------
                                    Net cash used in acquisition                 $42,341,684
                                                                             ===============

Supplemental disclosures of purchase of Solair assets, net of liabilities:


                  Receivables                                                    $11,687,420
                  Inventory                                                       41,371,604
                  Prepaid expenses and other assets                                  181,317
                  Property, plant and equipment                                    1,413,210
                  Deferred tax asset                                               6,630,011
                  Goodwill                                                         5,414,056
                                                                             ---------------
                                    Total assets                                 $66,697,618
                                                                             ===============


                  Accrued expenses                                               $ 1,395,902
                  Account payable                                                  6,759,256
                                                                             ---------------
                                    Total liabilities                             $8,155,158
                                                                             ===============

                                    Net acquisition cost                          58,542,460

                  Less warrants issued to seller                                   1,151,573

                                                                             ---------------
                                    Net cash used in acquisition                 $57,390,887
                                                                             ===============


                                   (continued)

           See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------------------
                                                                                   1998              1997             1996
                                                                              ---------------   ---------------   --------------

Supplemental disclosures of purchase of IASI assets, net of liabilities:

                  Cash                                                                          $       36,709
                  Receivables                                                                        1,621,664
                  Inventory                                                                         27,275,861
                  Prepaid expenses and other assets                                                  1,132,400
                  Property, plant and equipment                                                         74,865
                  Goodwill                                                                          14,055,172
                  Other assets                                                                          26,177
                                                                                                ---------------
                                    Total assets                                                $   44,222,848
                                                                                                ===============

                  Accrued expenses                                                              $    2,350,280
                  Account payable                                                                    1,530,786
                  Notes payable                                                                     14,078,798
                                                                                                ---------------
                                    Total liabilities                                           $   17,959,864
                                                                                                ===============

                                    Net acquisition cost                                            26,262,984

                  Less warrants issued to seller                                                     1,173,134
                                                                                                ---------------

                  Cash paid to seller at closing                                                    25,089,850

                  Less cash acquired                                                                    36,709

                                                                                                ---------------
                                    Net cash used in acquisition                                $   25,053,141
                                                                                                ===============

Supplemental disclosures of purchase of Aero Support assets, net of liabilities:

            Cash                                                                                $      426,929
            Receivables                                                                              2,152,064
            Inventory                                                                                5,091,063
            Prepaid expenses and other assets                                                          359,253
            Property, plant and equipment                                                               37,926
            Goodwill                                                                                13,198,554
            Other assets                                                                             1,084,014
                                                                                                ---------------
                       Total assets                                                             $   22,349,803
                                                                                                ===============

            Accrued expenses                                                                         $ 238,803
            Accounts payable                                                                         3,161,320
            Notes payable                                                                            3,498,537
                                                                                                ---------------
                       Total liabilities                                                             6,898,660
                                                                                                ===============

                       Net acquisition cost                                                         15,451,143

            Less warrants issued to seller                                                             680,058

            Less notes payable to sellers                                                           11,687,867
                                                                                                ---------------

            Cash paid to seller at closing                                                           3,083,218

            Less cash acquired                                                                         426,929

                                                                                                ---------------
                       Net cash used in acquisition                                             $    2,656,289
                                                                                                ===============




           See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Kellstrom Industries, Inc.'s (the "Company") principal business is the purchasing, overhauling (through subcontractors), reselling and leasing of aircraft, avionics and aircraft rotables, and engines and engine parts. The Company is also an international after-market reseller of turbo-jet engines and turbo-jet engine parts for helicopters and large cargo transport aircraft. The Company's customers include major domestic and international airlines, engine manufacturers, engine part distributors and dealers and overhaul service suppliers throughout the world. The Company's business enables customers to reduce their engine maintenance costs by providing Federal Aviation Administration approved engine parts on a timely basis and at competitive prices.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is primarily determined using the specific identification method for individual part purchases and whole engines and on an allocated cost basis for dismantled engines and aircraft and bulk inventory purchases. Inventories are made up primarily of new, refurbished and as removed engines, engine parts, rotables and expendables.

INVESTMENT IN SECURITIES

Investment in securities at December 31, 1997 consists of equity securities. All equity securities are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis.

A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

EQUIPMENT UNDER OPERATING LEASES

The cost of equipment under operating leases is the original purchase price plus overhaul costs. Depreciation of the cost is computed based on a usage-variable method, which adjusts straight-line depreciation to reflect the usage levels of the equipment.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation on property, plant and equipment is calculated on the straight-line method over the following estimated useful lives: building and improvements - 25 years, machinery and equipment - 3 to 10 years and furniture and fixtures - 7 years.

GOODWILL

Goodwill represents the excess of purchase price over fair value of net assets acquired, which is amortized on a straight-line basis over the expected periods to be benefited, generally 15 to 35 years. Amortization expense of goodwill was $2.2 million, $1.1 million and $0.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company assesses the recoverability of the carrying value of goodwill by determining whether the carrying value can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization of goodwill was $3.8 million and $1.6 million at December 31, 1998 and 1997, respectively.

DEFERRED FINANCING COSTS

Deferred financing costs are capitalized and amortized on a straight-line basis over the life of the related debt, which currently approximates one to seven years. Amortization expense was $1.4 million, $0.8 million, and $30,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments, consisting of cash and cash equivalents, trade accounts receivables, other current assets, equipment under operating leases, trade accounts payables, accrued expenses, and notes payable to banks, is based on the short maturity of these instruments which approximates fair value at December 31, 1998 and 1997. The fair value of the senior subordinated debt and convertible subordinated debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers which approximate fair value at December 31, 1998. Investment securities available for sale are recorded at fair value based on quoted market prices.

COMMITMENTS AND CONTINGENCIES

During 1998, the Company entered into agreements to purchase two aircraft engines at a total purchase price of $9.8 million. The Company is committed to purchasing the engines upon successful completion of certain inspections. At December 31, 1998, the purchases had not yet been consummated.

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

EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares assume the exercise of all dilutive stock options and warrants. The weighted average number of common shares outstanding used to compute basic and diluted EPS was 10,086,875 and 15,060,512 for the year ended December 31, 1998, 7,266,534 and 9,394,439 for the year ended December 31, 1997, and 2,943,902 and
4,759,890 for the year ended December 31, 1996. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

Long-lived assets, including intangible assets, used in the Company's operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

STOCK-BASED COMPENSATION

Stock-based compensation is recognized in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. For disclosure purposes, pro forma net income and pro forma earnings per share are provided as if the fair value based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied.

ACCOUNTING CHANGES

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income." Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income presently consists of net income and unrealized gain/(loss) on investment securities. The statement also requires the separate presentation of the accumulated balance of comprehensive income other than net earnings in the Consolidated Balance Sheets.

 Effective December 31, 1998, the Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. Adoption of this statement did not impact the Company's results of operations or financial position. The "Segment Reporting" note provides further information.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 outlines the accounting treatment for certain costs related to the development or purchase of software to be used internally and requires that costs incurred during the preliminary project and post-implementation/operation stages be expensed, and costs incurred during the application development stage be capitalized and amortized over the estimated useful life of the software. Adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, requires that all costs of start-up activities, including organization costs, be expensed as incurred. Adoption of this statement is not expected to have material impact on the Company's results of operations or financial position.

In June 1998, the Financial Accounting Standards Board issued FAS No.133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. This statement is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. Adoption of this statement is not expected to have material impact on the Company's results of operations or financial position.

RECLASSIFICATIONS

Certain 1997 financial statement amounts have been reclassified to conform with the 1998 presentation.

2.  ACQUISITIONS

On January 15, 1997, the Company through a wholly-owned subsidiary completed the acquisition of substantially all of the assets and assumed certain of the liabilities of International Aircraft Support, L.P. ("IASI") for $25.1 million in cash and warrants to purchase an aggregate of 500,000 shares of the Company's common stock, exercisable at $9.25 per share, expiring on January 15, 1999.

On September 10, 1997, the Company through a wholly-owned subsidiary completed the acquisition of substantially all of the assets and liabilities of Aero Support USA, Inc. ("Aero Support") for approximately $2.7 million in cash, a promissory note in the aggregate principal amount of $9.0 million, which matured and was fully repaid on September 17, 1997, two promissory notes in the aggregate principal amount of $2.7 million, which matured and were fully repaid on January 15, 1998, and three warrants. One warrant is for the purchase of 75,000 shares of common stock at an exercise price of $22.00 per share, expiring in three years. The other two warrants are for the purchase of an aggregate 175,000 shares of common stock at an exercise price of $19.00 per share, expiring in five years. Up to an additional $5,000,000 cash consideration may be paid in the form of an earn-out payable over three years based on certain specified criteria of which $1.7 million was earned during 1998.

On April 1, 1998, the Company through a wholly-owned subsidiary completed the acquisition of substantially all of the assets and assumed certain liabilities of Integrated Technology Corp. ("ITC") for $20.5 million in cash plus up to $10 million cash consideration which may be paid in the form of an earn-out payable over three years based on certain specified criteria, of which $3.3 million was earned during 1998. In addition, the Company received a three-year option to purchase a 49% interest in a related FAA-approved overhaul facility.

On June 17, 1998, the Company completed the acquisition of the outstanding capital stock of Aerocar Aviation Corp. ("Aerocar Aviation") and Aerocar Parts, Inc. ("Aerocar Parts," and together with Aerocar Aviation, "Aerocar") for $42.3 million in cash, warrants to purchase an aggregate of 250,000 shares of the Company's common stock, exercisable at $26.00 per share, expiring on June 17, 2001 plus an additional $5.0 million payable within a two-year period after closing, either in cash, or at the option of the Company, in shares of common stock having an equivalent value as of the date of acquisition.

On December 31, 1998, the Company acquired all of the outstanding capital stock of Solair, Inc. ("Solair"), a wholly-owned subsidiary of Banner Aerospace, Inc. for $57.4 million in cash and a warrant to purchase 300,000 shares of common stock at an exercise price of $27.50 per share, expiring on December 31, 2002.

Each of the companies acquired are in the business of purchasing, overhauling (through subcontractors), reselling or leasing of aircraft, avionics and aircraft rotables, or engines and engine parts. Each of these acquisitions were accounted for using the purchase method of accounting for business combinations and accordingly, the consolidated financial statements reflect the results of operations of the acquired businesses from the dates of acquisition. Unaudited pro forma consolidated statements of earnings have been provided in Note 19(b) to report the results of operations for the years ended December 31, 1998 and 1997 as though the acquisitions had occurred at the beginning of the period being reported.

3.       INVENTORIES

At December 31, 1998 and 1997, inventories consists of the following:

                                         1998                      1997
                                         ----                      ----
Engine parts                       $     99,325,400          $     32,475,972
Whole engines                             9,260,316                 3,489,404
Avionics and aircraft
  rotables                               41,371,604                      --
                                   ------------------        ------------------
                                   $    149,957,320          $     35,965,376
                                   ==================        ==================


4.  EQUIPMENT UNDER OPERATING LEASES, NET

At December 31, 1998 and 1997, equipment under operating leases, primarily aircraft and engines, consists of the following:

                                                        1998               1997
                                                        -----              ----

Equipment under operating leases                    $   153,365,577       $ 42,766,620
Accumulated depreciation                                (12,841,280)        (2,834,232)
                                                 ------------------ ------------------
                                                        140,524,297       $ 39,932,388

Equipment under short-term operating leases              77,201,289         20,881,713
                                                 ------------------ ------------------
Equipment under long-term operating leases             $ 63,323,008       $ 19,050,675
                                                 ================== ==================



Equipment under long-term operating leases represents equipment under lease agreements with an original term greater than one year.

5.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at December 31, 1998 and 1997 consists of the following:

                                          1998                      1997
                                          ----                      ----

Land                                $       2,140,140           $   2,133,642
Building and Improvements                  11,316,046               1,824,552
Machinery and Equipment                     3,089,800               1,496,438
Furniture and Fixtures                      3,213,401                 545,486
                                    ------------------        ------------------
                                           19,759,387               6,000,118
Accumulated Depreciation                   (3,004,202)             (1,157,450)
                                    ------------------        ------------------
                                           16,755,185               4,842,668
Construction in Progress                           --                 184,428
                                    ------------------        ------------------
                                       $   16,755,185           $   5,027,096
                                    ==================        ==================


6.  INVESTMENT IN SECURITIES

Upon consummation of the acquisition of the assets of KST, the Company received warrants to purchase 400,000 shares of common stock of Rada (the "Rada Warrants") at $3.00 per share, commencing on July 1, 1995 and expiring on or before July 1, 2000. The Rada Warrants were originally recorded at their fair value on the date of the acquisition. The Company classifies these warrants as "available for sale." In December 1996, the Company exercised the Rada Warrants upon payment of $1,200,000. As a result of certain antidilution provisions contained in the Rada Warrant, the Company received 464,643 shares of Rada, representing 5.6% of the outstanding shares of Rada at the time of exercise. The Company classifies the shares of Rada as "available for sale." As of December 31, 1997, the Company's ownership of Rada common stock was 309,643 shares, representing approximately 3.7% of the then current outstanding shares. During the year ended December 31, 1998, the Company sold all the remaining shares of its investment in Rada for $812,553 and recorded a realized loss of $119,472.

At December 31, 1997, the cost, gross unrealized holding losses and fair value for investment in securities available for sale are as follows:

                                           Gross Unrealized
                              Cost           Holding Losses        Fair Value
                       ------------------ ------------------- ------------------

Rada common stock            $932,025            $506,266           $425,759
                       ================== =================== ==================

Reclassification adjustments related to the investment in Rada included in comprehensive income for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                    1998                  1997                  1996
                                                                    ----                  ----                  ----
Unrealized holding gains (losses) arising during the year          $   386,795            $ (973,851)             $ 429,533
Plus: reclassification adjustment for losses included in
     net income                                                        119,472                 38,051                    --
                                                              ==================    ==================    ==================
Net unrealized gains (losses) on securities                        $   506,267            $ (935,800)             $ 429,533
                                                              ==================    ==================    ==================



7.  ACCRUED EXPENSES

Accrued expenses at December 31, 1998 and 1997 consists of the following:


                                                        1998                      1997
                                                        ----                      ----
Employee bonuses                                   $   2,140,914             $   1,033,580
Acquisition costs and earn-out payments                6,978,417                        --
Accrued interest                                       1,760,926                 1,359,508
Customer deposits                                      6,659,814                   870,300
Commissions                                            1,103,562                        --
Deferred income                                        1,598,721                   821,062
Other                                                  5,473,164                   912,513
                                                 ------------------        ------------------
                                                 $    25,715,518             $   4,996,963
                                                 ==================        ==================


8.  LONG-TERM DEBT

Long-term debt at December 31, 1998 and 1997 consists of the following:


                                                                                         1998                      1997
                                                                                       --------                  -------

Senior subordinated debt due 2002 - 2004 at 11.75%                              $     11,250,000            $   11,250,000
Mortgage note payable monthly due 2005 at 10.49%                                              --                 1,079,787
senior secured revolving credit facility expiring 2003 at 7.75% in
     1998 and 8.25% in 1997                                                           83,949,415                 4,070,603
Notes payable due 1999 - 2000 at 8.25%                                                 4,455,388                 2,688,410
                                                                                ------------------        ------------------
Total long-term debt obligations                                                      99,654,803                19,088,800
Less short-term notes payable                                                         (2,317,982)               (6,759,013)
Less current installments on long-term debt                                                   --                (1,079,787)
                                                                                ==================        ==================
Long-term debt less current installments                                             $97,336,821               $11,250,000
                                                                                ==================        ==================


During 1997, the Company made an advance principal payment of $3.8 million on the senior subordinated debt, along with a prepayment penalty of 1%. The Company may, at its option, redeem up to an additional $750,000 (along with a prepayment penalty of 1%) of principal amount concurrently or within five days after the occurrence of any public offering of the Company's common stock as long as the principal balance is not reduced below $10.5 million.

In December 1998, the Company entered into a five-year, $256.7 million syndicated credit facility consisting of a $250.0 million revolving credit facility and a letter of credit in the amount of up to $6.7 million, with an option by the Company to increase the revolving credit facility by an additional $50.0 million, subject to approval from the agent bank and the satisfaction of certain conditions, for a total of $306.7 million. The new credit facility replaced the Company's existing credit facilities. The prior credit facility consisted of a $100 million revolving loan agreement which expired in 2001 and which bore interest at 0.25% below the bank's prime rate, or at the Company's option, LIBOR plus 175-275 basis points. The new credit facility bears interest ranging from prime rate plus 0 to 50 basis points, or at the Company's option, LIBOR plus 150 to 250 basis points and is secured by substantially all of the Company's assets. The total amount available to the Company under the revolving credit facility is determined by applying certain advance rate factors to eligible receivables, inventories and equipment under operating leases. The letter of credit component of the $256.7 million syndicated credit facility was specifically committed to the permanent financing of the Company's new headquarters. The $6.7 million financing was completed by the Company in February 1999. No compensating balances are required under the revolving credit facility but the agreement contains restrictions on the Company's ability to pay dividends. At December 31, 1998, borrowings of $83.9 million were outstanding under the revolving credit facility and the Company had $22.9 million available under the agreement.

Debt maturities for each of the five years subsequent to December 31, 1998 are as follows: 1999, $2,317,982; 2000, $2,137,406; 2001, $0; 2002, $5,000,000;
2003, $88,949,415; and thereafter $1,250,000.

9.  CONVERTIBLE SUBORDINATED NOTES

During October 1997, the Company completed the offering and sale in a private placement transaction of $50.0 million of 5 3/4% Convertible Subordinated Notes (the "5 3/4% Notes") maturing in October 2002. In November 1997, the underwriters of the 5 3/4% Notes exercised their overallotment option for $4.0 million. The principal amount is convertible into shares of common stock at the option of the holders at a conversion price equal to $27.50, subject to adjustment in certain events. In addition, the Company may at any time on or after October 2000, 2001, and 2002 redeem all or any part of the 5 3/4% Notes at prices (expressed in percentages of the principal amount) of 102.30%, 101.15%, and 100%, respectively. Interest on the 5 3/4% Notes is payable semi-annually.

During June 1998, the Company completed a public offering of $75.0 million of 5 1/2% Convertible Subordinated Notes (the "5 1/2% Notes") maturing in June 2003. In July 1998, the underwriters of the 5 1/2% Notes exercised their overallotment option for $11.3 million. The principal amount is convertible into shares of common stock at the option of the holders at a conversion price equal to $32.50, subject to adjustment in certain events. In addition, the Company may at any time on or after June 2000, 2001, and 2002 redeem all or any part of the 5 1/2% Notes at prices (expressed in percentages of the principal amount) of 102.30%, 101.15%, and 100%, respectively. Interest on the 5 1/2% Notes is payable semi-annually.

10.  LEASES

OPERATING LEASES AS LESSOR. One of the Company's product offerings is the leasing of aircraft and engines. These lease agreements have typical lease terms of 3 to 60 months and provide for a fixed time charge plus a usage charge based on flight hours and cycles. Contingent rentals included in income during 1998, 1997 and 1996 were $8.3 million, $2.5 million and $0.4 million, respectively.

OPERATING LEASES AS LESSEE. The Company has several operating leases, primarily for transportation equipment and facilities that expire over the next five years. These leases generally require the Company to pay all executory costs such as maintenance and insurance and provide for early termination at stipulated values. Total rent expense for all operating leases for the years ended December 31, 1998, 1997 and 1996 amounted to $0.6 million, $0.3 million and $70,000, respectively.

LEASE PAYMENTS. At December 31, 1998, future minimum lease payments are as follows:

                                          Operating Leases
                             --------------------------------------------
                                 As Lessor                 As Lessee
                             ------------------        ------------------

1999                         $     25,262,641          $      1,473,808
2000                               12,890,650                   655,640
2001                                6,131,000                   581,820
2002                                1,111,000                   439,987
2003                                   75,000                   285,848
Thereafter                                 --                 1,012,000
                             ==================        ==================
                             $     45,470,291          $      4,449,103
                             ==================        ==================

The amounts in the previous table are based upon the assumption that equipment under operating leases will remain on lease for the length of time specified by the respective lease agreements. This is not a projection of future lease revenue; no effect has been given to renewals, new business, cancellations, contingent rentals, sales of equipment under lease or future rate changes.

11.  INCOME TAXES

Income tax expense for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:


                                         1998                  1997                  1996
                                         ----                  ----                  ----
Current:
       Federal                     $     8,795,142            $ 4,393,569      $     1,299,550
       State and local                   1,161,253                602,959              150,412
                                   -----------------     -----------------     -----------------
                                         9,956,395              4,996,528            1,449,962
Deferred                                 1,722,246                 80,631               12,285
                                   -----------------     -----------------     -----------------
Provision for income taxes         $    11,678,641             $5,077,159      $     1,462,247
                                   =================     =================     =================


The actual tax expense differs from the "expected" tax expense for the years ended December 31, 1998, 1997 and 1996 (computed by applying the U.S. federal corporate tax rate of 35% for the year ended December 31, 1998 and 34% for the years ended December 31, 1997 and 1996, to income before income taxes), as follows:


                                                                 1998                    1997                  1996
                                                                 ----                    ----                  ----
Computed "expected" tax expense                              $   10,939,866           $ 4,630,691           $ 1,396,921
State income tax, net of federal benefit                            845,960               573,245                98,411
Foreign sales corporation benefit                                  (155,255)             (123,771)                  --
Other                                                                48,070                (3,006)              (33,085)
                                                           -----------------     -----------------     -----------------
Actual tax expense                                           $   11,678,641           $ 5,077,159           $ 1,462,247
                                                           =================     =================     =================

Total income tax expense for the years ended December 31, 1998, 1997 and 1996 was allocated as follows:


                                                                 1998                  1997                  1996
                                                                 ----                  ----                  ----
Income from continuing operations                            $11,678,641              $ 5,077,159           $ 1,462,247
Stockholders' equity, for unrealized
   gain/(loss) on investment securities                          190,506                 (346,817)              156,308
                                                           -----------------     -----------------     -----------------
                                                             $11,869,147               $4,730,342           $ 1,618,555
                                                           =================     =================     =================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:


                                                                                     1998                  1997
                                                                                     ----                  ----
Deferred tax assets:
              Intangible assets                                              $          --           $      70,194
              Accounts receivable, principally due to allowance for
                 doubtful accounts                                               3,841,131                  70,688
              Inventories, principally due to additional costs
                 inventoried for tax purposes pursuant to the Tax
                 Reform Act of 1986                                              4,381,547                 278,403
              Unrealized losses on investment securities                                --                 190,508
              Accrued liabilities, principally for financial reporting
                 Purposes                                                          602,990                  95,039
              Deferred rental and leasing revenue                                  599,520                      --
              State net operating losses                                           561,979
              Other                                                                 13,810                   1,477
                                                                           ------------------    ------------------
Total gross deferred tax assets                                                 10,000,977                 706,309
Less valuation allowance                                                                --                      --
                                                                           ------------------    ------------------
Deferred tax assets                                                             10,000,977                 706,309



Deferred tax liabilities:
              Property, plant and equipment                                         (2,465)                 (23,575)
              Equipment under operating leases                                  (4,550,455)                (226,672)
              Intangible assets                                                   (274,736)                      --
              Other                                                                     --                       --
                                                                           ------------------    ------------------
Deferred tax liabilities                                                        (4,827,656)                (250,247)
                                                                           ------------------    ------------------
Net deferred tax assets                                                     $    5,173,321        $         456,062
                                                                           ==================    ==================

The Company's management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset. On December 31, 1998, the Company acquired all of the outstanding stock of Solair, Inc. The Company files a consolidated income tax return which will include Solair. Thus deferred taxes were calculated on a consolidated basis as of the acquisition date. Based on the potential of the combined enterprises' future taxable income and the applicable provisions of the tax law, the future tax benefits of Solair are expected to be realized within the consolidated group. Therefore, the Company, as a result of the acquisition, has recognized net deferred tax assets of $6,630,011 from Solair which are included in the consolidated net deferred tax assets position of $5,173,321.

12.  STOCKHOLDERS' EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The Company is authorized to issue 20,000,000 shares of common stock, $.001 par value. In June 1998, the Company completed a secondary public offering of 2,750,000 shares of common stock at $26.00 per share, resulting in net proceeds of $67.4 million. In July 1998, the Company's underwriters exercised their overallotment option to purchase an additional 412,500 shares of common stock at $26.00, resulting in additional net proceeds of $10.2 million. The Company had 11,762,015 and 7,879,356 shares of common stock outstanding at December 31, 1998 and 1997, respectively.

In January 1997, the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock ("Series Preferred Stock") at an exercise price of $80.00.

The Rights are not exercisable, or transferable apart from the common stock, until the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding common stock of the Company or (ii) ten business days (or such later date, as defined) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 19% or more of the outstanding common stock of the Company. Furthermore, if the Company enters into a consolidation, merger, or other business combination, as defined, each Right would entitle the holder upon exercise to receive, in lieu of shares of Series A Preferred Stock, that number of shares of common stock of the acquiring company having a value of two times the exercise price of the Right, as defined. The Rights contain antidilutive provisions, are redeemable at the Company's option, subject to certain defined restrictions, for $.01 per Right, and expire in January 2007.

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

 During 1998 and 1997, the Board of Directors of the Company approved loans in the aggregate amount of $1.1 million and $0.5 million, respectively, to certain officers and directors of the Company for the purposes of purchasing shares of common stock. The loans will be full recourse, unsecured and payable over four years for employees or five years for directors at an interest rate based on the applicable federal rate, as defined by the agreement, at the time of the loan. The average interest rate for these loans at December 31, 1998 and 1997 was 5.8% and 6.1%, respectively. Interest will be paid annually by officers and will accrue and be paid at maturity by directors. As of December 31, 1998 and 1997, the outstanding balance on the loans receivable was $1.4 million and $0.4 million, respectively.

Upon consummation of the acquisitions of IASI, Aero Support, Aerocar and Solair, the Company issued warrants to purchase an aggregate of 1,300,000 shares of the Company's common stock at stated prices of $9.25-$27.50, expiring two to five years from the dates of issuance. The amounts recorded by the Company as a result of the issuance of the warrants was determined based on the fair value of the warrants on the closing date of the acquisitions.

In February 1997 the Company called its publicly traded warrants pursuant to their terms. The Company received proceeds of $22,961,950 from the exercise of these warrants during the period from October 1996 to March 1997.

The Company had 1,147,030 and 1,593,155 warrants outstanding at December 31, 1998 and 1997, respectively. Each warrant entitles the holder to the purchase of one share of the Company's common stock at an average stated price of $19.15 and $10.14 respectively. These warrants are exercisable at various times principally commencing in June 1995 and expiring on or before December 2001. The Company has reserved 5.0 million common shares for the exercise of these warrants.

13.  EMPLOYEE STOCK OPTION PLANS

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

The 1996 Stock Option Plan (the "1996 Plan") provides for the granting of incentive stock options to purchase shares of common stock at not less than the fair market value on the date of the option grant or the granting of nonqualified options and stock appreciation rights ("SARs") with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option. The total number of shares with respect to which options and SARs may be granted under the 1996 Plan is currently 1,100,000. No option or SAR may be granted under the 1996 Plan after July 9, 2006, and no option or SAR may be outstanding for more than ten years after its grant.

The 1997 Stock Option Plan (the "1997 Plan") provides for the granting of incentive stock options to purchase shares of common stock at not less than the fair market value on the date of the option grant and the granting of nonqualified options. The total number of shares with respect to which options may be granted under the 1997 Plan is currently 1,000,000. No option may be granted under the 1997 Plan after October 27, 2007, and no option may be outstanding for more than ten years after its grant.

The 1998 Stock Option Plan (the "1998 Plan") which is subject to shareholder approval, provides for the granting of stock options to purchase shares of common stock at not less than the fair market value on the date of the option grant. The total number of shares with respect to which options may be granted under the 1998 Plan is 250,000. No option may be granted under the 1998 Plan after November 15, 2008, and no option may be outstanding for more than ten years after its grant. The Company intends to only grant options under the 1998 Plan to newly hired executives and employees as an inducement to enter into employment arrangements with the Company, and to outside members of the Board, in lieu of cash compensation, as an incentive for their service on the Board.

In October 1998, the Company's Board of Directors approved the extention of the vesting schedule and repricing of all outstanding employee stock options with an exercise price above $10.125. Employees who accepted the Company's repricing offer were subject to, in general, a 50% extension to the vesting term for that option. All other terms of the existing options remained unchanged. As a result, 1,170,998 employee stock options were cancelled and reissued by the Company at the new exercise price of $10.125. The new exercise price was determined based on the closing market price of the Company's common stock on October 8, 1998.

The following table summarizes the status of the Company's stock option plans:


                                                                         Weighted
                                                                       Average Option
                                                 Shares               Exercise Price
                                                 -------              --------------
Outstanding at January 1, 1996                    235,000               $     5.00
     Granted                                      373,000                     7.63
     Exercised                                         --                       --
     Expired or Canceled                               --                       --
                                            -----------------      ----------------------
Outstanding at December 31, 1996                  608,000                     6.61
     Granted                                    1,542,000                    12.66
     Exercised                                     (5,499)                    5.00
     Expired or Canceled                          (81,000)                    6.94
                                            -----------------      ----------------------
Outstanding at December 31, 1997                2,063,501                    11.12
     Granted                                    1,819,412                    15.33
     Exercised                                    (80,147)                    7.46
     Expired or Canceled                       (1,180,998)                   21.47
                                            -----------------      ----------------------
Outstanding at December 31, 1998                2,621,768                     9.51
                                            =================      ======================

At December 31, 1998:
Exercisable options                               749,241                     7.32
Shares Available for Future Grant                 250,000                       --


The following table summarizes the status of stock options outstanding and exercisable as of December 31, 1998, by range of exercise price:

                                                 Remaining          Weighted
                                                Contractual          Average                                    Weighted
    Range of                 Options               Term             Exercise              Options               Average
 Exercise Prices           Outstanding          (in years)            Price             Exercisable          Exercise Price
---------------------     ---------------      --------------     --------------     ------------------     -----------------
$5.00 - $8.00                  550,935               7.4              $ 6.75               422,011               $6.48
$8.01 - $12.00               1,937,499               8.6              $ 9.43               327,230               $8.40
$12.01 - $20.00                 33,334               9.3              $16.45                    --                  --
$20.01 - $25.75                100,000               9.5              $24.00                    --                  --
                          ---------------                                            ------------------
                             2,621,768                                                     749,241
                          ===============                                            ==================


The weighted average per share fair values of options granted under the Company's stock option plans during 1998, 1997 and 1996 were $18.13, $12.66 and $4.02, respectively. Had the fair value of the grants under these plans been recognized as compensation expense over the vesting period of the awards, the Company's net earnings and earnings per share would have reflected the pro forma amounts shown below:


                                              1998                   1997                  1996
                                        ------------------      ----------------      ----------------
Net earnings:
     As reported                        $     19,578,119        $   8,542,519         $   2,646,343
     Pro forma                                15,052,692            7,193,698             2,260,098

Earnings per share - basic:
     As reported                                   1.94                  1.18                  0.90
     Pro forma                                     1.49                  0.99                  0.77

Earnings per share - diluted:
     As reported                                   1.53                  0.95                  0.56
     Pro forma                                     1.02                  0.77                  0.47



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0% in 1998, 1997 and 1996; expected volatility of 59% in 1998 and 20% in 1997 and 1996; a risk-free interest rate of 5.35% in 1998 and 6.59% in 1997 and 1996; and an expected holding period of 10 years. Increased pro forma compensation expense in 1998 is the result of the additional options granted and further vesting of 1995, 1996 and 1997 grants during 1998. Pro forma expense for 1999 is expected to increase over 1998 for the same reasons.

14.  EARNINGS PER SHARE

Diluted earnings per share for the years ended December 31, 1998, 1997 and 1996 was calculated as follows:


                                                                    1998                   1997                  1996
                                                              ------------------      ----------------      ----------------
Net income                                                    $     19,578,119        $    8,542,519        $    2,646,343
Income adjustment relating to reduction of debt based
     on the if converted method                                      3,423,047               405,921                  --
                                                              ==================      ================      ================
Net income available to common and common
     equivalent shares                                              23,001,166             8,948,440             2,646,343
                                                              ==================      ================      ================

Weighted average number of common shares
     outstanding - basic                                            10,086,875             7,266,534             2,943,902
Dilutive common stock equivalents from stock options
     and warrants based on the treasury stock method                 3,542,904             1,712,196             1,815,988
Dilutive convertible subordinated notes based
     on the if converted method                                      1,430,733               415,709                   --
                                                              ==================      ================      ================
Weighted average number of common shares
     outstanding - diluted                                          15,060,512             9,394,439             4,759,890
                                                              ==================      ================      ================



At December 31, 1997, options and warrants to purchase 726,000 shares of common stock were outstanding but were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares during the period.

15.  SEGMENT REPORTING

The Company is organized based on the products that it offers. Under this organizational structure, the Company has three reportable segments: commercial engine, small engine and avionics and rotables. The commercial engine segment is involved in the business of purchasing, overhauling (through subcontractors), reselling and leasing of aircraft, and engines and engine parts for large turbo-fan engines manufactured by CFM International, General Electric, Pratt & Whitney and Rolls Royce. The small engine segment is an after-market reseller of turbojet engines and engine parts for helicopters and large transport aircraft. The segment's primary focus is on the Allison (Rolls Royce) T56/501 engine, which powers the military's Hercules C-130 aircraft, a widely used military transport aircraft, and the Allison 250, with approximately 16,000 units actively in use by helicopters. The Company entered the small engine segment in 1997 with the acquisition of Aero Support. The avionics and rotables segment is engaged in the sale of a wide variety of aircraft rotables and expendable components including flight data recorders, electrical and mechanical equipment and radar and navigation systems. The Company entered the avionics and rotables segment in 1998 with the acquisition of Solair.

The Company's reportable segments are managed separately because each business requires different technology and marketing strategies. The Company does not allocate selling, general and administrative expenses, depreciation and amortization, interest expense or income taxes to its business segments. Rather, the Company evaluates performance of the business segments based on revenue and gross margins. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.


                                                                    1998                   1997                  1996
                                                              ------------------      ----------------      ----------------
REVENUES
Commercial engine                                                  $155,863,349         $  72,621,217           $24,921,587
Small engine                                                         24,185,460             6,817,932                    --
Avionics and rotables                                                        --                    --                    --
                                                              ------------------     ----------------       ----------------
   Total revenue                                                   $180,048,809           $79,439,149           $24,921,587
                                                              ==================     ================       ================

GROSS MARGIN
Commercial engine                                                   $54,750,720         $  25,003,200            $8,686,428
Small engine                                                          8,388,648             3,040,961                    --
Avionics and rotables                                                        --                    --                    --
                                                              ------------------     ----------------       ----------------
   Total gross margin                                               $63,139,368           $28,044,161            $8,686,428
                                                              ==================     ================       ================

INVENTORIES AND EQUIPMENT UNDER LEASE
Commercial engine                                                  $229,239,876           $67,428,059           $35,974,507
Small engine                                                         19,870,137             8,469,705                    --
Avionics and rotables                                                41,371,604                    --                    --
                                                              ------------------     ----------------       ----------------
   Total inventories                                               $290,481,617           $75,897,764           $35,974,507
                                                              ==================     ================       ================

GEOGRAPHIC REVENUE INFORMATION
Revenue from domestic customers                                     120,632,702            62,756,928            19,189,622
Revenue from international customers                                 59,416,107            16,682,221             5,731,965
                                                              ------------------      ----------------      ----------------
   Total revenue                                                   $180,048,809           $79,439,149           $24,921,587
                                                              ==================      ================      ================


For the years ended December 31, 1998, 1997 and 1996, the Company's five largest customers collectively accounted for approximately 42%, 38% and 55%, respectively, of the Company's consolidated revenues.

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

16.  OTHER MATTERS

The Company was named as a defendant in an action in the Supreme Court of the State of New York, County of New York, brought by an alleged beneficiary of the Estate of the late Mr. Joram Rosenfeld (a former Co-Chairman of the Company) and the Executor of the Estate of Mr. Rosenfeld. The Complaint alleged, INTER ALIA, that the Company breached a purported agreement to provide Rosenfeld with options to purchase 345,000 shares of the Company's common stock under the Company's 1996 Stock Option Plan, several months before his death. The complaint further alleged that the Company aided and abetted and/or participated in breaches of fiduciary duty that Yoav Stern, the Company's Chairman of the Board, and Zivi Nedivi, the Company's President and Chief Executive Officer, owed to Rosenfeld as co-members of two private Delaware limited liability companies. The Company believes that the claims asserted against it are totally without merit and has moved for summary judgement dismissing the claims against it on the grounds that the uncontradicted evidence shows that the claims have no basis.

At December 31, 1998 there were no other material legal proceedings pending against the Company or any of its property. However, the Company may become party to various claims, legal actions and complaints arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the disposition of any matter that may arise will not have a material impact on the financial condition, results of operations or cash flows of the Company.

The Company has certain employment agreements with officers with terms of up to five years. The employment agreement provides that such officers may earn bonuses, based on the Company achieving certain target net income levels. Further, each of the employment agreements provide that in the event of termination without cause, the employment agreement shall be terminable by the mutual agreement between the Company and the officers, or by either party upon sixty days notice and provides for certain levels of severance compensation.

In February 1998, the Company established a defined contribution savings plan that covers substantially all eligible employees. Company contributions to the plan are based on employee contributions and the level of company match. Company contributions to the plan totaled approximately $32,000 in 1998.

17.  RELATED PARTY TRANSACTIONS

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

In March 1997, the Company engaged Helix Management Company II, LLC ("Helix"), a company owned by Yoav Stern, Chairman of the Company's Board of Directors, and Zivi Nedivi, President, Chief Executive Officer and a Director of the Company, to act as the Company's exclusive financial advisor with respect to merger and acquisition transactions and as principal financial advisor with respect to other transactions for an initial term of eighteen months beginning January 1, 1997, renewable for additional 12 month terms (as amended, the "Helix Engagement Agreement"). On March 24, 1999, the Company entered into a termination agreement with Helix, pursuant to which the Company agreed to terminate the Helix Engagement Agreement. The "Subsequent Events" note provides further information.

Under the terms of the agreement, Helix received a monthly retainer of $25,000. In addition, under the terms of the agreement, a success fee was to be paid by the Company on a per transaction basis, based upon the aggregate consideration in connection with the applicable transaction. Originally, the agreement provided for such fee to be determined on a per transaction basis, not to fall below 2% of the aggregate consideration. In August 1998, the agreement was amended to provide for such fee to be determined as follows: for transactions with aggregate consideration of less than $50 million, 5.0% of the first $5 million, 2.5% of the next $10 million, plus 0.75% of any consideration in excess of $15 million; and for transactions with aggregate consideration of $50 million or more (up to $1,000 million), 1.5% of the first $50 million, 0.75% of the next $200 million, plus 0.5% of any consideration in excess of $250 million. During the years ended December 31, 1998 and 1997, the Company paid $2.0 million and $0.5 million, respectively, and issued warrants for the purchase of an aggregate 14,750 shares of the Company's common stock at exercise prices between $19.00 and $27.50 per share, expiring in three to five years, to Helix relating to such agreement. In addition, at December 31, 1998, the Company has accrued $0.8 million payable to Helix relating to such agreement.

18.  SUBSEQUENT EVENTS

On March 30, 1999, the Company entered into a Termination Agreement (the "Helix Termination Agreement") with Helix, pursuant to which the Company agreed to terminate the Helix Engagement Agreement dated as of March 28, 1997. Under the terms of the Helix Termination Agreement, the Company will only be required to pay Helix success fees on those transactions procured by Helix which have either been consummated or signed prior to the date of termination. Helix has waived all other fees which it is entitled to under the terms of the Helix Engagement Agreement, including monthly retainer fees on account of the ninety day period following termination and success fees on account of transactions procured by Helix which are undertaken by the Company within one year of termination. Helix has also agreed that it will, for no additional consideration, provide the Company such assistance (including access to its members and employees and copies of its records and files) as is necessary to assure an orderly transition in the services provided by Helix.

On March 27, 1999, the Company entered into a definitive agreement to acquire privately held Certified Aircraft Parts, Inc. ("Certified") for approximately $16 million in cash. Certified is a provider of parts, after-market support and logistics for the Lockheed Martin C-130/L100 Hercules aircraft and will complement the activities of the Company's small engine segment, which is involved in supplying inventory management for C-130 engines. The transaction is expected to close by the end of April 1999 and is subject to certain customary closing conditions.

19. SUPPLEMENTAL FINANCIAL DATA

(A) QUARTERLY DATA - UNAUDITED

                                                                                  Quarters
                                                        -------------------------------------------------------------
                                                            FIRST          SECOND          THIRD          FOURTH
                                                        -----------   --------------  --------------  ---------------

Total revenues:
    1998                                                   $29,090,571    $38,063,117     $52,806,517    $60,088,604
    1997                                                    16,466,073     17,949,910      20,352,441     24,670,725

Earnings from continuing operations:
    1998                                                    $2,941,610     $3,681,064      $6,203,317     $6,752,128
    1997                                                     1,659,368      1,941,214       2,326,652      2,615,285

Net earnings:
    1998                                                    $2,941,610     $3,681,064      $6,203,317     $6,752,128
    1997                                                     1,659,368      1,941,214       2,326,652      2,615,285

Earnings from continuing operations per
  common share - diluted:
    1998                                                         $0.29          $0.34           $0.42          $0.45
    1997                                                          0.21           0.22            0.25           0.27

Net earnings per common share - diluted:
    1998                                                         $0.29          $0.34           $0.42          $0.45
    1997                                                          0.21           0.22            0.25           0.27


(B) PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

The following unaudited pro forma consolidated statements of earnings for the years ended December 31, 1998 and 1997 are based on historical financial statements of the Company and have been adjusted to reflect the acquisitions of Aero Support, ITC, Aerocar, and Solair as though the companies had combined at the beginning of the periods being reported.

The pro forma consolidated financial information does not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor does it purport to be indicative of the results that will be obtained in the future. The pro forma consolidated financial information is based on certain assumptions and adjustments described in the notes hereto and should be read in conjunction therewith.

The pro forma consolidated statements of earnings for the years ended December 31, 1998 and 1997 reflect the effect of the Company's secondary public offering of common stock and convertible subordinated notes as though they had occurred at the beginning of the periods being reported.

                              KELLSTROM INDUSTRIES, INC.
                     PRO FORMA CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)


                                                         Years ended December 31,
                                                      -------------------------------
                                                         1998               1997
                                                      -------------      ------------
 Sales of aircraft and engine parts, net              $ 230,047,078      $ 199,661,381
 Rental revenues                                         35,139,470         19,427,808
                                                      -------------      -------------
    Total revenues                                      265,186,548        219,089,189
 Cost of goods sold                                    (161,522,112)      (139,958,940)
 Inventory write-down (see below)                        (5,628,643)       (14,027,176)
 Depreciation of equipment under operating leases       (17,735,353)        (7,511,290)
 Selling, general and administrative expenses           (37,208,774)       (35,077,609)
 Depreciation and amortization                           (4,137,877)        (2,842,637)
                                                      -------------      -------------
    Total operating expenses                           (226,232,759)      (199,417,652)

 Operating income                                        38,953,789         19,671,537

 Interest expense, net of interest income               (16,032,522)       (15,365,956)
 Expenses related to sale of business                            --            321,461
                                                      -------------      -------------

 Income before income taxes                              22,921,267          4,627,042

 Income taxes                                            (8,571,665)        (1,721,228)
                                                      -------------      -------------
 Net income                                           $  14,349,602      $   2,905,814
                                                      =============      =============

 Earnings per common share - basic                    $        1.24      $        0.28
                                                      =============      =============

 Earnings per common share - diluted                  $        0.87      $        0.23
                                                      =============      =============

 Weighted average number of common shares
    outstanding - basic                                  11,550,779         10,429,034
                                                      =============      =============

 Weighted average number of common shares
    outstanding - diluted                                16,524,416         12,556,939
                                                      =============      =============


Solair's historical results for the years ended December 31, 1998 and March 31, 1998 reflect charges to income of $5.6 million and $14.0 million, respectively, for the write-down of inventory. If these charges were excluded from the pro forma statements of earnings, net income and earnings per share on a basic and diluted basis would be $17.9 million, $1.55 and $1.08, respectively and $11.7 million, $1.12 and $0.93, respectively for the years ended December 31, 1998 and 1997, respectively.

Unaudited - See accompanying notes to pro forma consolidated statements of earnings.

                           KELLSTROM INDUSTRIES, INC.
                  PRO FORMA CONSOLIDATED STATEMENT OF EARNINGS
                          Year Ended December 31, 1998
                                   (Unaudited)


                                                              HISTORICAL
                                       ---------------------------------------------------------
                                         KELLSTROM         ITC          AEROCAR       SOLAIR
                                       -------------  -------------  ------------- -------------
 Sales of aircraft and engine parts,
  net                                 $ 148,901,686    $ 8,036,576    $ 3,458,512  $ 69,650,304
 Rental revenues                         31,147,123        538,306      3,454,041            --
                                       -------------  -------------  ------------- -------------

    Total revenues                      180,048,809      8,574,882      6,912,553    69,650,304

 Cost of goods sold                    (100,221,300)    (4,997,742)    (1,724,577)  (54,578,493)
 Inventory write-down                            --             --             --    (5,628,643)
 Depreciation of equipment under
   operating leases                     (16,688,141)      (289,317)      (757,895)           --
 Selling, general and administrative
   expenses                             (19,051,869)      (640,591)    (1,443,646)  (16,787,829)

 Depreciation and amortization           (3,057,847)        (3,498)            --      (480,545)

                                       -------------  -------------  ------------- -------------

    Total operating expenses           (139,019,157)    (5,931,148)    (3,926,118)  (77,475,510)

 Operating income                        41,029,652      2,643,734      2,986,435    (7,825,206)

 Interest expense, net of interest
   income                                (9,772,892)      (160,492)       (87,257)   (5,289,158)

                                       -------------  -------------  ------------- -------------

 Income before income taxes              31,256,760      2,483,242      2,899,178   (13,114,364)

 Income taxes                           (11,678,641)                           --            --

                                       -------------  -------------  ------------- -------------
 Net income                            $ 19,578,119    $ 2,483,242    $ 2,899,178  $ (13,114,364)
                                       =============  =============  ============= =============

 Earnings per common share - basic           $ 1.94
                                       =============

 Earnings per common share - diluted         $ 1.53
                                       =============

 Weighted average number of common
    shares outstanding - basic           10,086,875
                                       =============

 Weighted average number of common
    shares outstanding - diluted         15,060,512
                                       =============






                                          PRO FORMA        PRO FORMA        PRO FORMA        PRO FORMA
                                        ADJUSTMENTS(A)    ADJUSTMENTS(B)   ADJUSTMENTS(C)    COMBINED
                                       ------------------------------------------------------------------
 Sales of aircraft and engine parts,
  net                                                     $         --                     $ 230,047,078
 Rental revenues                                                    --                        35,139,470
                                       ---------------  ---------------  ---------------  ---------------

    Total revenues                                 --               --               --      265,186,548

 Cost of goods sold                                                 --                      (161,522,112)
 Inventory write-down                                                                         (5,628,643)
 Depreciation of equipment under
   operating leases                                                                          (17,735,353)
 Selling, general and administrative
   expenses                                    43,161          132,000          540,000      (37,208,774)

 Depreciation and amortization                (52,963)        (431,194)        (111,830)      (4,137,877)

                                       ---------------  ---------------  ---------------  ---------------

    Total operating expenses                   (9,802)        (299,194)         428,170     (226,232,759)

 Operating income                              (9,802)        (299,194)         428,170       38,953,789

 Interest expense, net of interest
   income                                     160,492          219,633        5,479,680      (16,032,522)
                                             (532,331)      (2,061,530)      (3,988,667)
                                       ---------------  ---------------  ---------------  ---------------

 Income before income taxes                  (381,642)      (2,141,091)       1,919,183       22,921,267

 Income taxes                                (785,233)        (283,248)       4,175,458       (8,571,664)

                                       ---------------  ---------------  ---------------  ---------------
 Net income                              $ (1,166,874)    $ (2,424,339)     $ 6,094,641     $ 14,349,603
                                       ===============  ===============  ===============  ===============

 Earnings per common share - basic                                                                $ 1.24
                                                                                          ===============

 Earnings per common share - diluted                                                              $ 0.87
                                                                                          ===============

 Weighted average number of common
    shares outstanding - basic                                                                11,550,779
                                                                                          ===============

 Weighted average number of common
    shares outstanding - diluted                                                              16,524,416
                                                                                          ===============



Unaudited - See accompanying notes to pro forma consolidated statement of earnings.

                           KELLSTROM INDUSTRIES, INC.

              Notes to Pro Forma Consolidated Statement of Earnings
                                   (Unaudited)

(A) For the purpose of presenting the pro forma consolidated statement of earnings, the following adjustments have been made for the ITC acquisition:


                                                                                                          Year Ended
                                                                                                       December 31, 1998
                                                                                                       -----------------
Increase (decrease) in income:

Reduction in selling, general and administrative expense due to elimination of pension expense                   43,161
Amortization of goodwill and non-compete agreement related to ITC acquisition                                   (52,963)
Reduction in interest expense due to pay-off of debt on ITC line of credit                                      160,492
Interest expense on acquisition debt and debt incurred to repay existing ITC line of credit                    (532,331)
                                                                                                           ------------
                                                                                                               (381,642)

Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes                (785,233)
                                                                                                           ------------
Net adjustment                                                                                             $ (1,166,874)
                                                                                                           ============

(B) For the purpose of presenting the pro forma consolidated statement of earnings, the following adjustments have been made for the Aerocar Aviation and Aerocar Parts acquisitions:


                                                                                                          Year ended
                                                                                                       December 31, 1998
                                                                                                       -----------------
Increase  (decrease)  in income:

Elimination of Aerocar Aviation and Aerocar Parts officer's salary and bonus                                  $ 132,000
Amortization of goodwill related to Aerocar Aviation and Aerocar Parts acquisitions                            (431,194)
Reduction in interest expense due to pay-off of debt on Aerocar Aviation and Aerocar Parts line of credit       219,633
Interest expense on acquisition debt and debt incurred to repay existing Aerocar
  Aviation and Aerocar Parts line of credit                                                                  (2,061,530)
                                                                                                           ------------
Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes              (2,141,091)
                                                                                                               (283,248)
Net adjustments                                                                                            ------------
                                                                                                           $ (2,424,339)
                                                                                                           ============



(C) For the purpose of presenting the pro forma consolidated statement of earnings, the statement of operations of Solair for the twelve months ended December 31, 1998 has been used and the following adjustments have been made for the Solair acquisition:


                                                                                                          Year ended
                                                                                                       December 31, 1998
                                                                                                       -----------------
Increase (decrease) in income:

Reduction in selling, general and administrative expenses for elimination of Banner management fees             540,000
Amortization of goodwill related to Solair acquisition                                                         (111,830)
Reduction in interest expense due to pay-off of Solair debt                                                   5,479,680
Increase in interest expense from acquisition debt                                                           (3,988,667)
                                                                                                           ------------
                                                                                                              1,919,183
Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes               4,175,458
                                                                                                           ------------
Net adjustment                                                                                              $ 6,094,641
                                                                                                           ============



                           KELLSTROM INDUSTRIES, INC.
                  PRO FORMA CONSOLIDATED STATEMENT OF EARNINGS
                          Year Ended December 31, 1997
                                   (Unaudited)

                                                                                        HISTORICAL
                                                   -------------------------------------------------------------------------------
                                                     KELLSTROM       AERO SUPPORT         ITC           AEROCAR           SOLAIR
                                                   -------------     ------------    -------------   -------------   -------------
 Sales of aircraft and engine parts,
  net                                              $ 71,534,539      $ 20,041,644    $ 28,214,141   $ 31,693,131      $ 75,295,858
 Rental revenues
                                                      7,904,610                --         738,636     10,784,562                --
                                                  -------------      ------------    ------------   -------------    -------------
    Total revenues                                   79,439,149        20,041,644      28,952,777     42,477,693        75,295,858

 Cost of goods sold                                 (46,800,589)      (13,162,382)    (17,034,996)   (11,957,687)      (61,052,592)
 Inventory write-down                                        --                --              --             --       (14,027,176)
 Depreciation of equipment under
   operating leases                                  (4,594,399)               --        (449,673)    (3,025,095)               --
 Selling, general and administrative
   expenses                                          (8,877,598)       (3,690,856)     (5,615,848)    (4,600,069)      (15,707,692)

 Depreciation and amortization                       (1,555,673)          (68,583)        (12,758)       (31,592)         (365,767)
                                                  -------------      ------------    ------------   -------------    -------------
    Total operating expenses                        (61,828,259)      (16,921,821)    (23,113,275)   (19,614,443)      (91,153,227)

 Operating income                                    17,610,890         3,119,823       5,839,502     22,863,250       (15,857,369)

 Interest expense, net of interest
   income                                            (3,991,212)         (197,011)       (481,812)       (92,108)       (3,697,510)

 Expenses related to sale of business                        --                --
                                                  -------------      ------------    ------------   -------------    -------------
 Income before income taxes                          13,619,678         2,922,812       5,357,690      22,771,142      (19,554,879)

 Income taxes                                        (5,077,159)         (196,401)             --              --               --
                                                  =============      ============    ============   =============    =============
 Net income                                        $  8,542,519      $  2,726,411    $  5,357,690   $  22,771,142    $ (19,554,879)
                                                  =============      ============    ============   =============    =============
 Earnings per common share - basic                 $       1.18
                                                  =============
  Earnings per common share - diluted              $       0.95
                                                  =============
 Weighted average number of common
    shares outstanding - basic                        7,266,534
                                                  =============
 Weighted average number of common
    shares outstanding - diluted                      9,394,439
                                                  =============


                                              PRO FORMA         PRO FORMA           PRO FORMA           PRO FORMA         PRO FORMA
                                            ADJUSTMENTS(A)    ADJUSTMENTS(B)      ADJUSTMENTS(C)      ADJUSTMENTS(D)       COMBINED
                                           -----------------------------------------------------------------------------------------

 Sales of aircraft and engine parts,
  net                                        $ (6,817,932)    $           --       $ (20,300,000)               --   $  199,661,381
 Rental revenues                                       --                 --                  --                --       19,427,808
                                           --------------     --------------       --------------      -----------   --------------
    Total revenues                             (6,817,932)                --         (20,300,000)               --      219,089,189

 Cost of goods sold                             4,161,267                 --           4,286,710                --     (139,958,940)
                                                                                       1,601,329
 Inventory write-down                                  --                 --                  --                --      (14,027,176)
 Depreciation of equipment under
   operating leases                                    --                 --             557,877                --       (7,511,290)
 Selling, general and administrative
   expenses                                       856,045            152,272            (938,259)          540,000      (35,077,609)
                                                                                       2,804,396
 Depreciation and amortization                     16,500                                                 (111,830)      (2,842,637)
                                                 (659,517)          (211,853)
                                                  158,436
                                           --------------     --------------       --------------      -----------   --------------
    Total operating expenses               $    4,532,731     $     (59,581)       $    8,312,053      $   428,170   $ (199,417,652)

 Operating income                              (2,285,201)          (59,581)          (11,987,947)         428,170       19,671,537

 Interest expense, net of interest
       income                                     197,011        (2,129,325)           (4,123,059)       3,726,362      (15,365,956)
                                               (1,070,437)          481,812                             (3,988,667)

 Expenses related to sale of business                                                     321,461                           321,461
                                           --------------     --------------       --------------      -----------   --------------

 Income before income taxes                    (3,158,627)       (1,707,094)          (15,789,545)         165,865        4,627,042

 Income taxes                                     284,308        (1,360,873)           (2,602,608)       7,231,505       (1,721,228)
                                           --------------     --------------       --------------      -----------   --------------

 Net income                                $   (2,874,319)    $  (3,067,967)       $  (18,392,153)       7,397,370        2,905,814
                                           ==============     ==============       ==============      ===========   ==============


 Earnings per common share - basic                                                                                   $         0.28
                                                                                                                     ==============
 Earnings per common share - diluted                                                                                 $         0.23
                                                                                                                     ==============
 Weighted average number of common
    shares outstanding - basic                                                                                           10,429,034
                                                                                                                     ==============
 Weighted average number of common
    shares outstanding - diluted                                                                                         12,556,939
                                                                                                                     ==============


Unaudited - See accompanying notes to pro forma consolidated statement of earnings.

                           KELLSTROM INDUSTRIES, INC.
              Notes to Pro Forma Consolidated Statement of Earnings
                                   (Unaudited)


(A) For the purpose of presenting the pro forma consolidated statement of earnings, the following adjustments have been made for the Aero support acquisition:



                                                                                                         Year Ended
                                                                                                      December 31, 1997
                                                                                                      -----------------
Increase (decrease) in income:

Reversal of Aero Support revenues for the period September 10, 1997 to December 31, 1997              $ (6,817,932)
Reversal Of Aero Support cost of goods sold for the period September 10, 1997 to
 December 31, 1997                                                                                       4,161,267
Reversal of Aero Support selling, general and administrative expenses September
 10, 1997 to December 31, 1997                                                                             856,045
Reversal of Aero Support depreciation and amortization for the period September 10, 1997
 to December 31, 1997                                                                                       16,500
Amortization of goodwill and non-complete agreement related to Aero Support acquisition                   (659,517)
Elimination of leasehold amortization expense for assets not acquired                                      158,436
Reduction in interest expense due to pay-off of debt on Aero Support line of credit                        197,011
Interest expense on acquisition debt and debt incurred to repay existing Aero
 Support line of credit                                                                                 (1,070,437)
                                                                                                     -------------
                                                                                                        (3,158,627)
Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes            284,308
                                                                                                     -------------
Net adjustment                                                                                        $ (2,874,319)
                                                                                                     =============


(B) For the purpose of presenting the pro forma consolidated statement of earnings, the following adjustments have been made for the ITC acquisition:



                                                                                                         Year Ended
                                                                                                      December 31, 1997
                                                                                                      -----------------
Increase (decrease) in income:

Amortization of goodwill and non-compete agreement related to ITC acquisition                           $   (211,853)
Reduction in selling, general and administrative expense due to elimination of pension expense               152,272
Reduction in interest expense due to pay-off of debt on ITC line of credit                                   481,812
Interest expense on acquisition debt and debt incurred on ITC's line of credit                            (2,129,325)
                                                                                                        ------------
                                                                                                          (1,707,094)
Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes           (1,360,873)
                                                                                                        ------------
Net adjustment                                                                                          $ (3,067,967)
                                                                                                        ============


(C) For the purpose of presenting the pro forma consolidated statement of earnings, the following adjustments have been made for the Aerocar Aviation and Aerocar Parts acquisitions:



                                                                                                         Year Ended
                                                                                                      December 31, 1997
                                                                                                      -----------------
Increase  (decrease)  in income:

Reversal of Aerocar Aviation revenues for sales to Kellstrom Industries, Inc.                             $ (20,300,000)
Reversal in cost of goods sold for sales to Kellstrom Industries, Inc.                                        4,286,710
Reduction in cost of goods sold for sale of equipment previously owned by Aerocar Aviation                    1,601,329
Reduction in depreciation expense from sales to Kellstrom Industries, Inc.                                      557,877
Amortization of goodwill and non-compete related to Aerocar Aviation and Aerocar Parts acquisition             (938,259)
Elimination of Aerocar Aviation and Aerocar Parts officer's salary and bonus                                  2,804,396
Increase in interest expense from acquisition debt                                                           (4,123,059)
Reduction in interest expense due to pay-off of debt on Aerocar Aviation and Aerocar Parts
 line of credit                                                                                                 321,461
                                                                                                          -------------
                                                                                                            (15,789,545)
Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes              (2,602,608)
                                                                                                          -------------
Net adjustments                                                                                           $ (18,392,153)
                                                                                                          =============
























(D) For the purpose of presenting the pro forma consolidated statement of earnings, the statement of operations of Solair for the year ended March 31, 1998 has been used and the following adjustments have been made for the Solair acquisition:




                                                                                                         Year Ended
                                                                                                      December 31, 1997
                                                                                                      -----------------
Increase (decrease) in income:

Reduction in selling, general and administrative expenses for elimination of Banner
  management fees                                                                                            540,000
Amortization of goodwill related to Solair acquisition                                                      (111,830)
Reduction in interest expense due to pay-off of Solair debt                                                3,726,362
Increase in interest expense from acquisition debt                                                        (3,988,667)
                                                                                                         -----------
                                                                                                             165,865
Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes            7,231,505
                                                                                                         -----------
Net adjustment                                                                                           $ 7,397,370
                                                                                                         ===========
