Form 10-Q
period 1999-03-31
KELLSTROM INDUSTRIES INC
filed 1999-05-14
CIK 918275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                         Commission file number 0-23764


                           KELLSTROM INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                             13-3753725
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1100 INTERNATIONAL PARKWAY, SUNRISE, FLORIDA                              33323
--------------------------------------------                              -----
(Address of principal executive offices)                             (Zip Code)


                                 (954) 845-0427
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 11,784,515 shares of common stock, $.001 par value per share, were outstanding as of April 30, 1999.

                           KELLSTROM INDUSTRIES, INC.
                           --------------------------

                                      INDEX
                                      -----


                                                                                                         PAGE NUMBER
                                                                                                         -----------
                                                    PART I
                                                    ------
Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets  ..................................................     3

                Condensed Consolidated Statements of Earnings  ..........................................     4

                Condensed Consolidated Statements of Cash Flows  ........................................     5

                Notes to Condensed Consolidated Financial Statements  ...................................     7

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations....................................................................    10

Item 3.         Quantitative and Qualitative Disclosures About Market Risk ..............................    14

                                                    PART II
                                                    -------

Item 1.         Legal Proceedings........................................................................    15

Item 2.         Changes in Securities and Use of Proceeds  ..............................................    15

Item 3.         Defaults Upon Senior Securities..........................................................    15

Item 4.         Matters Submitted to a Vote of Security Holders..........................................    15

Item 5.         Other Information........................................................................    15

Item 6.         Exhibits and Reports on Form 8-K.........................................................    19


Item 1.  Financial Statements

                           KELLSTROM INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                March 31, 1999     December 31, 1998
                                                                                --------------     -----------------
                                      Assets
Current Assets:
   Cash and cash equivalents                                                     $   1,099,761       $   1,107,102
   Trade receivables, net of allowances for returns and
       doubtful accounts of $5,427,996 and $5,417,996
       for 1999 and 1998, respectively                                              37,966,363          31,367,337
   Inventories                                                                     157,703,904         149,957,320
   Equipment under short-term operating leases                                      82,999,105          77,201,289
   Prepaid expenses                                                                  2,816,182           3,166,158
   Deferred tax assets                                                               9,432,796           9,730,577
                                                                                 -------------       -------------
          Total current assets                                                     292,018,111         272,529,783

Equipment under long-term operating leases, net                                     66,864,824          63,323,008
Property, plant and equipment, net                                                  18,006,968          16,755,185
Goodwill, net                                                                       71,199,188          71,501,153
Other assets                                                                        10,844,993           9,941,367
                                                                                 -------------       -------------
          Total Assets                                                           $ 458,934,084       $ 434,050,496
                                                                                 =============       =============

                       Liabilities and Stockholders' Equity

Current Liabilities:
   Short-term notes payable                                                      $   2,311,598       $   2,317,982
   Current maturities of long-term debt                                                200,000                  --
   Accounts payable                                                                 20,969,857          13,333,709
   Accrued expenses                                                                 19,797,805          25,715,518
   Income taxes payable                                                              6,327,179             779,972
                                                                                 -------------       -------------
          Total current liabilities                                                 49,606,439          42,147,181

Long-term debt, less current maturities                                            108,458,339          97,336,821
Convertible subordinated notes                                                     140,250,000         140,250,000
Deferred tax liabilities                                                             3,544,762           4,557,256
                                                                                 -------------       -------------
          Total Liabilities                                                        301,859,540         284,291,258

Stockholders' Equity:
   Common stock, $ .001 par value; 50,000,000 shares authorized; 11,784,515 shares and 11,762,015 shares issued and outstanding
          in 1999 and 1998, respectively                                                11,785              11,762
   Additional paid-in capital                                                      120,188,185         120,007,268
   Retained earnings                                                                38,281,608          31,133,280
   Loans receivable from directors and officers                                     (1,374,969)         (1,393,072)
   Foreign currency translation adjustment                                             (32,065)                 --
                                                                                 -------------       -------------
          Total Stockholders' Equity                                               157,074,544         149,759,238
                                                                                 -------------       -------------
          Total Liabilities and Stockholders' Equity                             $ 458,934,084       $ 434,050,496
                                                                                 =============       =============



      See accompanying notes to condensed consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                      -------------------------------
                                                          1999               1998
                                                      ------------       ------------
Sales of aircraft and engine parts, net               $ 68,712,095       $ 25,335,696
Rental revenues                                         10,343,914          3,754,875
                                                      ------------       ------------
     Total revenues                                     79,056,009         29,090,571

Cost of goods sold                                     (47,383,319)       (16,668,164)
Depreciation of equipment under operating leases        (6,296,419)        (2,043,156)
Selling, general and administrative expenses            (8,495,510)        (3,433,955)
Depreciation and amortization                           (1,201,400)          (593,223)
                                                      ------------       ------------
     Total operating expenses                          (63,376,648)       (22,738,498)
     Operating income                                   15,679,361          6,352,073

Interest expense                                        (4,321,028)        (1,714,723)
Interest income                                            163,355             76,769
                                                      ------------       ------------
    Income before income taxes                          11,521,688          4,714,119

Income taxes                                            (4,373,360)        (1,772,509)
                                                      ------------       ------------
     Net income                                       $  7,148,328       $  2,941,610
                                                      ============       ============
Earnings per common share - basic                     $       0.61       $       0.36
                                                      ============       ============
Earnings per common share - diluted                   $       0.47       $       0.29
                                                      ============       ============
Weighted average number of common shares
outstanding - basic                                     11,773,265          8,118,711
                                                      ============       ============
Weighted average number of common shares
outstanding - diluted                                   17,820,915         11,739,791
                                                      ============       ============

      See accompanying notes to condensed consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Three Months Ended March 31,
                                                                                   -------------------------------
                                                                                       1999               1998
                                                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $  7,148,328       $  2,941,610
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                    1,201,400            593,223
     Depreciation of equipment under operating leases                                 6,296,419          2,043,156
     Amortization of deferred financing costs                                           485,619            284,700
     Deferred income taxes                                                           (2,358,461)          (131,712)
     Loss on sales of investment securities                                                  --             56,934

Changes in operating assets and liabilities:
     Increase in trade receivables, net                                              (6,099,026)        (4,619,038)
     Increase in inventories                                                         (7,020,536)       (12,565,413)
     Increase in equipment under operating leases                                   (15,636,051)       (34,283,810)
     Increase in prepaid expenses and other current assets                              349,976          3,876,106
     Decrease in income tax receivable                                                       --            531,762
     Decrease (increase) in other assets                                             (1,045,092)            53,246
     Increase in accounts payable                                                     7,636,148          3,735,854
     Decrease in accrued expenses                                                    (1,008,263)        (1,893,201)
     Increase in income taxes payable                                                 5,547,207          1,367,922
                                                                                   ------------       ------------
           Net cash used in operating activities                                     (4,502,332)       (38,008,661)
                                                                                   ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of investment securities                                            --            692,856
     Purchase of property, plant and equipment                                       (1,674,450)        (1,234,519)
     Acquisition earn-out payments                                                   (4,932,999)                --
     Other                                                                                   --            (47,700)
                                                                                   ------------       ------------
           Net cash used in investing activities                                     (6,607,449)          (589,363)
                                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit agreement                                   11,313,003         41,560,342
     Debt repayment, including capital lease obligation                                  (6,385)        (2,688,410)
     Proceeds from the issuance of common stock                                         180,940            357,613
     Proceeds from repayment of loans to directors and officers                          18,103             23,104
     Payment of deferred financing costs                                               (403,221)          (416,753)
                                                                                   ------------       ------------
           Net cash provided by financing activities                                 11,102,440         38,835,896
                                                                                   ------------       ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                       (7,341)           237,872

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                          1,107,102            462,676
                                                                                   ------------       ------------
CASH & CASH EQUIVALENTS, END OF PERIOD                                             $  1,099,761       $    700,548
                                                                                   ============       ============

                                   (continued)
      See accompanying notes to condensed consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)


                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                 1999            1998
                                                                              ----------      ----------
Supplemental disclosures of non-cash investing and financing activities:
     Unrealized gain/(loss) on investment securities, net                     $       --      $  303,593
                                                                              ==========      ==========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                            $1,822,696      $1,072,093
                                                                              ==========      ==========
          Income taxes                                                        $1,184,614      $  200,750
                                                                              ==========      ==========

      See accompanying notes to condensed consolidated financial statements

KELLSTROM INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Kellstrom Industries, Inc. and its subsidiaries (the "Company") after elimination of intercompany accounts and transactions. These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 31, 1998 has been derived from audited financial statements. In order to prepare the financial statements in conformity with generally accepted accounting principles, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

         In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of Kellstrom Industries, Inc. and its subsidiaries as of March 31, 1999, and the condensed consolidated results of earnings for the three month periods ended March 31, 1999 and 1998 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


NOTE 2 - ACQUISITIONS

         On April 29, 1999, the Company completed the acquisition of privately held Certified Aircraft Parts, Inc. ("Certified"). Certified is a provider of parts, after-market support and logistics for the Lockheed Martin C-130/L100 Hercules aircraft and will complement the activities of the Company's small engine and military segment, which is involved in supplying inventory management for C-130 engines. Kellstrom paid approximately $16 million in cash at closing, and assumed approximately $2.8 million in debt, financed through its credit facility.

NOTE 3 - EARNINGS PER SHARE

         Diluted earnings per share for the three month periods ended March 31, 1999 and 1998 were calculated as follows:


                                                         Three Months Ended
                                                              March 31,
                                                     ----------------------------
                                                        1999             1998
                                                     -----------      -----------
Net income                                           $ 7,148,328      $ 2,941,610
Income adjustment relating to reduction of debt
    based on the if converted method                   1,216,557          484,380
                                                     -----------      -----------
Net income available to common and
    common equivalent shares                         $ 8,364,885      $ 3,425,990
                                                     ===========      ===========

Weighted average number of common shares
     outstanding - basic                              11,773,265        8,118,711
Dilutive common stock equivalents from stock
    options and warrants based on the treasury
    stock method                                       1,430,168        1,657,444
Dilutive convertible subordinated notes based
    on the if converted method                         4,617,482        1,963,636
                                                     -----------      -----------
Weighted average number of common shares
    outstanding - diluted                             17,820,915       11,739,791
                                                     ===========      ===========

NOTE 4 - SEGMENT REPORTING

         The Company is organized based on the products that it offers. Under this organizational structure, the Company has three reportable segments: commercial engine, small engine and military and avionics and rotables. The commercial engine segment is involved in the business of purchasing, overhauling (primarily through subcontractors), reselling and leasing of aircraft, and engines and engine parts for large turbo-fan engines manufactured by CFM International, General Electric, Pratt & Whitney and Rolls Royce. The small engine and military segment is an after-market reseller of aircraft parts and turbojet engines and engine parts for large transport aircraft and helicopters. The segment's primary focus is on the Lockheed Martin C-130 Hercules aircraft, a widely used military transport aircraft, the Allison (Rolls Royce) T56/501 engine, which powers this aircraft, and the Allison 250, with approximately 16,000 units actively in use by helicopters. The Company entered the small engine and military segment in 1997 with the acquisition of Aero Support USA, Inc. ("Aero Support"). The acquisition of Certified on April 29, 1999 enhanced the company's presence in this market segment. The avionics and rotables segment is engaged in the sale of a wide variety of aircraft rotables and expendable components including flight data recorders, electrical and mechanical equipment and radar and navigation systems. The Company entered the avionics and rotables segment in 1998 with the acquisition of Solair, Inc. ("Solair").

         The Company's reportable segments are managed separately because each business requires different technology and marketing strategies. The Company does not allocate selling, general and administrative expenses, depreciation and amortization, interest expense or income taxes to its business segments. Rather, the Company evaluates performance of the business segments based on revenue and gross margins. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table sets forth the revenue and margins for each of the Company's business segments for the three months ended March 31, 1999 and 1998:


                                           1999             1998
                                        -----------      -----------
         Revenues
         Commercial engine              $55,179,104      $23,533,177
         Small engine and military        9,504,322        5,557,394
         Avionics and rotables           14,372,583               --
                                        -----------      -----------
            Total revenue               $79,056,009      $29,090,571
                                        ===========      ===========

         Gross margin
         Commercial engine              $18,501,024      $ 8,469,838
         Small engine and military        3,463,858        1,909,413
         Avionics and rotables            3,411,389               --
                                        -----------      -----------
            Total gross margin          $25,376,271      $10,379,251
                                        ===========      ===========

NOTE 5 - Comprehensive Income

         The Company's total comprehensive income, comprised of unrealized gain on investment securities and foreign currency translation adjustments, for the three months ended March 31, 1999 and 1998 was as follows:

                                                                         Three Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                       1999            1998
                                                                     ----------      ----------
         Net income                                                  $7,148,328      $2,941,610

         Unrealized gain on investment securities, net of taxes              --         360,527
         Foreign currency translation adjustments                       (32,065)             --
                                                                     ----------      ----------
         Other comprehensive income, net of taxes                       (32,065)        360,527
                                                                     ----------      ----------
            Total Comprehensive income                               $7,116,263      $3,302,137
                                                                     ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Kellstrom Industries, Inc. (the "Company") unaudited condensed consolidated financial statements and the related notes thereto included elsewhere herein. In addition, reference should be made to the Company's audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's most recent Annual Report on Form 10-K.

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

GENERAL

         The Company is a leader in the airborne equipment segments of the international aviation services after-market. The Company's principal business is the purchasing, overhauling (primarily through subcontractors), reselling and leasing of aircraft, avionics and aircraft rotables, and engines and engine parts. The Company's historical growth has resulted from a number of factors, including the expansion of the Company's product lines, customer base and market share, increases in the Company's internal growth, cost controls and overall operating efficiencies, acquisitions in existing and adjacent markets and significant capital investments.

         On April 1, 1998, June 17, 1998 and December 31, 1998 the Company acquired Integrated Technology Corporation ("ITC"), Aerocar Aviation Corp. ("Aerocar Aviation") and Aerocar Parts, Inc. ("Aerocar Parts", and together with Aerocar Aviation, "Aerocar") and Solair, respectively. These acquisitions were accounted for using the purchase method of accounting for business combinations and accordingly, those companies' operating results have been included in the Company's results of operations since the date of acquisition. Consequently, the results of operations for the three months ended March 31, 1999 are not comparable to the corresponding period of the prior year in certain material respects.

RESULTS OF OPERATIONS

         For the periods indicated, the following table sets forth the percentage of certain income statement items to total revenues derived from the Company's condensed consolidated statements of earnings.


                                                     Percentage of Total Revenues
                                                     ----------------------------
                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                           1999           1998
                                                     --------------   -----------
Revenues:
  Sales of aircraft and engine parts, net                   86.9%        87.1%
  Rental revenues                                           13.1%        12.9%
        Total revenues                                     100.0%       100.0%
Operating expenses:
  Cost of goods sold                                        59.9%        57.3%
  Depreciation of equipment under operating leases           8.0%         7.0%
  Selling, general and administrative expenses              10.7%        11.8%
  Depreciation and amortization expense                      1.5%         2.0%
        Total operating expenses                            80.1%        78.1%
Interest expense (net of interest income)                    5.3%         5.6%
        Income before income taxes                          14.6%        16.3%
Income taxes                                                 5.5%         6.1%
        Net income                                           9.1%        10.2%

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         Net sales of aircraft and engine parts increased by 171% to $68.7 million for the three months ended March 31, 1999 as compared to $25.3 million for the three months ended March 31, 1998. The increase in net sales of aircraft and engine parts was primarily due to (i) growth of sales of approximately $29.0 million due to additional inventory availability as a result of the Company's increased capital resources as well as the acquisitions of ITC and Aerocar being combined into Kellstrom, and (ii) incremental sales of approximately $14.4 million related to the acquisition of Solair.

         Rental revenues increased by 175% to $10.3 million for the three months ended March 31, 1999 as compared to $3.8 million for the three months ended March 31, 1998. The increase in rental revenues was primarily due to the Company's continued expansion into the leasing business through purchases of individual assets as well as the acquisitions of ITC and Aerocar being combined into Kellstrom.

         Cost of goods sold increased by 184% to $47.4 million for the three months ended March 31, 1999 as compared to $16.7 million for the three months ended March 31, 1998; the gross profit margin decreased to 31.0% in 1999 from 34.2% in 1998. The increase in cost of goods sold was primarily due to increased sales volume across all product lines. The decrease in the gross profit margin was primarily due to expected lower margins from the Solair division.

         Depreciation of equipment under operating leases increased by 208% to $6.3 million for the three months ended March 31, 1999 as compared to $2.0 million for the three months ended March 31, 1998. The increase in depreciation of equipment under operating leases was primarily due to the Company's continued expansion into the leasing business through purchases of individual assets as well as the acquisitions of ITC and Aerocar being combined into Kellstrom.

         Selling, general and administrative expenses increased by 147% to $8.5 million for the three months ended March 31, 1999 as compared to $3.4 million for the three months ended March 31, 1998; however, as a percentage of total revenues, selling, general and administrative expenses decreased to 10.7% in 1999 from 11.8% in 1998. The increase in selling, general and administrative expenses was primarily due to (i) the acquisitions of ITC, Aerocar and Solair being combined into Kellstrom and (ii) the continued expansion of the Company's sales and warehouse operations to support a higher level of revenue and a corresponding greater number of whole engine and engine component transactions. This expansion has resulted in the continued addition of marketing and management personnel necessary to achieve and administer the revenue growth opportunities that are available due to the Company's expanded level of inventory investment as well as the acquisitions of ITC, Aerocar and Solair. Selling, general and administrative expenses as a percentage of total revenues decreased during 1999 primarily due to economies of scale and operating efficiencies derived from the consolidation of operations related to completed acquisitions. The Company expects selling, general and administrative expenses to continue to increase due to the Company's growth plans and need for additional personnel and facilities to support the Company's operations.

         Depreciation and amortization expense increased by 103% to $1.2 million for the three months ended March 31, 1999 as compared to $0.6 million for the three months ended March 31, 1998; however, as a percentage of total revenues, depreciation and amortization expense decreased to 1.5% in 1999 from 2.0% in 1998. The increase in depreciation and amortization expense was primarily due to amortization of goodwill related to the ITC, Aerocar and Solair acquisitions.

         Interest expense (net of interest income) increased by 154% to $4.2 million for the three months ended March 31, 1999 as compared to $1.6 million for the three months ended March 31, 1998. The increase in interest expense was primarily driven by an increase in the Company's average debt levels during 1999, resulting from the acquisitions of ITC and Solair and growth in inventories and equipment under operating leases. The Company expects interest expense to continue to increase as the Company continues to expand its inventory levels and facilities to support future growth in operations and completes acquisitions funded by debt. There can be no assurance, however, that the Company's operations will expand or that it will complete any material acquisitions.

         Net income increased by 143% to $7.1 million for the three months ended March 31, 1999 as compared to $2.9 million for the three months ended March 31, 1998. Basic earnings per common share increased by 69% to $0.61 for the three months ended March 31, 1999 as compared to $0.36 for the three months ended March 31, 1998. Diluted earnings per common share increased by 62% to $0.47 for the three months ended March 31, 1999 as compared to $0.29 for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES.

         As of March 31, 1999, the Company's liquidity and capital resources included cash and cash equivalents of $1.1 million and working capital of $242.4 million. At March 31, 1999, total outstanding debt was $251.2 million as compared to $239.9 million as of December 31, 1998. As of March 31, 1999, the outstanding principal balance on the Company's convertible subordinated notes was $140.3 million and the Company had contractual lines of credit totaling $256.7 million of which $95.3 million was outstanding and $52.7 million was available.

         Cash flows used in operating activities for the three months ended March 31, 1999 was $4.5 million compared with $38.0 million for the three months ended March 31, 1998. The primary uses of cash for operating activities during the three months ended March 31, 1999 was due to increases in inventories and equipment under operating leases of $7.0 million and $15.6 million, respectively, and an increase in accounts receivable of $6.1 million. The primary sources of cash for operating activities for the three months ended March 31, 1999 was due to net income of $7.1 million, coupled with total depreciation and amortization of $7.5 million and increases in accounts payable and income taxes payable of $7.6 million and $5.5 million, respectively.

         Cash flows used in investing activities for the three months ended March 31, 1999 was $6.6 million compared with $0.6 million for the three months ended March 31, 1998. The primary uses of cash for investing activities for the three months ended March 31, 1999 was related to earnout payments in connection with the acquisitions of Aero Support and ITC of $4.9 million in the aggregate and purchases of property, plant and equipment for $1.7 million.

         Cash flows provided by financing activities for the three months ended March 31, 1999 was $11.1 million compared with $38.8 million for the three months ended March 31, 1998. The primary sources of cash for financing activities for the three months ended March 31, 1999 related to an increase in borrowings under line of credit agreements of $11.3 million offset by payment of deferred financing costs of $0.4 million. The increase in borrowings under line of credit agreements includes the $6.7 million letter of credit component of the $256.7 million syndicated credit facility, which was specifically committed to the permanent financing of the Company's new world headquarters.

         The Company plans to take advantage of growth opportunities that are consistent with the Company's expansion and profit objectives. These growth opportunities will require the investment of cash into inventories of aircraft and aircraft parts, engines and engine parts and avionics and rotables. Greater availability of such inventories will better enable the Company to continue to increase its revenues as well as to encourage the development of strategic relationships with new customers. The Company intends to finance its inventory expansion program through its syndicated credit facility, and through the employment of its cash flows. In the future, the Company may require additional sources of capital to continue to fund its expansion.

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

         The Company and each of its operating subsidiaries are executing a plan to identify and address any possible business issues related to the impact of the Year 2000 problem on both its information technology ("IT") and non-IT systems (e.g., embedded technology). This plan addresses the Year 2000 issue in multiple phases, including (i) determining an initial inventory of the Company's systems, equipment (including embedded technology in the Company's aircraft, engine and parts inventory as well as leased equipment), vendors, customers and third party administrators that may be vulnerable to system failures or processing errors as a result of Year 2000 issues, (ii) assessment and prioritization of inventoried items to determine risks associated with their failure to be Year 2000 compliant, (iii) testing of systems and equipment to determine Year 2000 compliance, (iv) remediation and implementation of systems and equipment, and (v) contingency planning to assess reasonably likely worst-case scenarios. As part of the Company's plan, the Company has retained a third party Year 2000 solution provider to assist with a risk analysis of the Company's Year 2000 issue and assist with project office management. For those systems which the Company determines are not currently Year 2000 compliant, implementation of the required changes is expected to be completed by September 1999.

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

         Risk assessment, readiness evaluation, action plans and contingency plans related to the Company's suppliers, vendors and other third parties are expected to be completed by September 1999. The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business critical system. These procedures will be expanded to include specific procedures for the potential Year 2000 issue. Contingency plans to protect the Company from Year 2000-related interruptions are also being developed and are expected to be completed by September 1999. These plans will include development of backup procedures, identification of alternate suppliers, possible increases in inventory levels and other appropriate measures.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which became effective for the Company beginning January 1, 1999. SOP 98-1 outlines the accounting treatment for certain costs related to the development or purchase of software to be used internally and requires that costs incurred during the preliminary project and post-implementation/operation stages be expensed, and costs incurred during the application development stage be capitalized and amortized over the estimated useful life of the software. Adoption of this statement did not have a material impact on the Company's results of operations or financial position.

         In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5, which became effective for the Company beginning January 1, 1999, requires that all costs of start-up activities, including organization costs, be expensed as incurred. Adoption of this statement did not have a material impact on the Company's results of operations or financial position.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness outstanding under the Company's $256.7 million bank credit facility. The bank credit facility, which expires in 2003, bears interest at the bank's prime rate plus 0-50 basis points or, at the Company's option, LIBOR plus 150-250 basis points. These variable interest rates are subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At March 31, 1999, the Company had approximately $95.3 million in variable rate indebtedness outstanding under the credit facility, representing approximately, 38% of the Company's total debt outstanding, at an average interest rate of 6.95%. An increase in interest rates by 1% would not have a material impact on the financial condition, results of operations or cash flows of the Company.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          See Item 3 of the Company's Form 10-K for the year ended December 31, 1998.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

ITEM 5.   OTHER INFORMATION

          PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

          The condensed consolidated statement of earnings of the Company for the three months ended March 31, 1999 are the Company's actual results, as they reflect the operations of ITC, Aerocar and Solair for the entire period being presented. The pro forma condensed consolidated statement of earnings of the Company for the three months ended March 31, 1998 are based on historical financial statements of the Company and have been adjusted to reflect the acquisitions of ITC, Aerocar and Solair as though the companies had combined at the beginning of the period being reported. Also, the pro forma condensed consolidated statement of earnings for the three months ended March 31, 1998 reflect the effect of the Company's secondary public offering of common stock and convertible subordinated notes as though they had occurred at the beginning of the period being reported.

          The pro forma condensed consolidated statement of earnings does not purport to be indicative of results that would have occurred had the acquisition been in effect for the period presented, nor does it purport to be indicative of the results that will be obtained in the future. The pro forma condensed consolidated financial information is based on certain assumptions and adjustments described in the notes hereto and should be read in conjunction therewith.

                           KELLSTROM INDUSTRIES, INC.
            Pro Forma Condensed Consolidated Statements of Earnings
                                  (Unaudited)


                                                       Three Months Ended March 31,
                                                      -------------------------------
                                                          1999               1998
                                                      ------------       ------------
                                                                           Pro Forma
                                                         Actual            Combined
                                                      ------------       ------------
Sales of aircraft and engine parts, net               $ 68,712,095       $ 57,831,030
Rental revenues                                         10,343,914          6,178,897
                                                      ------------       ------------
   Total revenues                                       79,056,009         64,009,927

Cost of goods sold                                     (47,383,319)       (41,979,818)
Depreciation of equipment under operating leases        (6,296,419)        (2,791,080)
Selling, general and administrative expenses            (8,495,510)        (8,211,575)
Depreciation and amortization                           (1,201,400)        (1,046,467)
                                                      ------------       ------------
   Total operating expenses                            (63,376,648)       (54,028,940)

Operating income                                        15,679,361          9,980,987

Interest expense, net of interest income                (4,157,673)        (4,093,177)
                                                      ------------       ------------

Income before income taxes                              11,521,688          5,887,810

Income taxes                                            (4,373,360)        (2,205,411)

                                                      ------------       ------------
Net income                                            $  7,148,328       $  3,682,399
                                                      ============       ============

Earnings per common share - basic                     $       0.61       $       0.33
                                                      ============       ============

Earnings per common share - diluted                   $       0.47       $       0.28
                                                      ============       ============

Weighted average number of common shares
   outstanding - basic                                  11,773,265         11,281,211
                                                      ============       ============

Weighted average number of common shares
   outstanding - diluted                                17,820,915         17,556,136
                                                      ============       ============


           Unaudited - See accompanying notes to pro forma condensed
                      consolidated statements of earnings.

                           KELLSTROM INDUSTRIES, INC.
             Pro Forma Condensed Consolidated Statements of Earnings
                        Three Months Ended March 31, 1998
                                   (Unaudited)

                                                     -----------------------------------------------------------------
                                                                                HISTORICAL
                                                     -----------------------------------------------------------------
                                                      KELLSTROM            ITC            AEROCAR            SOLAIR
                                                     ------------      ------------      -----------      ------------
Sales of aircraft and engine parts, net              $ 25,335,696      $  8,036,576      $ 2,508,565      $ 21,950,193
Rental revenues                                         3,754,875           538,306        1,885,716                --
                                                     ------------      ------------      -----------      ------------
   Total revenues                                      29,090,571         8,574,882        4,394,281        21,950,193

Cost of goods sold                                    (16,668,164)       (4,997,742)        (626,097)      (19,687,815)
Depreciation of equipment under operating leases       (2,043,156)         (289,317)        (458,607)               --
Selling, general and administrative expenses           (3,433,955)         (640,591)        (616,605)       (3,757,927)
Depreciation and amortization                            (593,223)           (3,498)          (8,799)         (137,807)
                                                     ------------      ------------      -----------      ------------
   Total operating expenses                           (22,738,498)       (5,931,148)      (1,710,108)      (23,583,549)

Operating income                                        6,352,073         2,643,734        2,684,173        (1,633,356)

Interest expense, net of interest income               (1,637,954)         (160,492)         (28,711)       (1,195,321)
                                                     ------------      ------------      -----------      ------------

Income before income taxes                              4,714,119         2,483,242        2,655,462        (2,828,677)

Income taxes                                           (1,772,509)               --               --                --

                                                     ------------      ------------      -----------      ------------
Net income                                           $  2,941,610      $  2,483,242      $ 2,655,462      $ (2,828,677)
                                                     ============      ============      ===========      ============

Earnings per common share - basic                    $       0.36
                                                     ============
Earnings per common share - diluted                  $       0.29
                                                     ============
Weighted average number of common shares
   outstanding - basic                                  8,118,711
                                                     ============
Weighted average number of common shares
   outstanding - diluted                               11,739,791
                                                     ============




                                                     ----------------------------------------------------------------
                                                                      PRO FORMA ADJUSTMENTS
                                                     ---------------------------------------------        PRO FORMA
                                                         (A)              (B)              (C)            COMBINED
                                                     -----------      -----------      -----------      ------------

Sales of aircraft and engine parts, net              $        --      $        --                       $ 57,831,030
Rental revenues                                               --               --                          6,178,897
                                                     -----------      -----------      -----------      ------------

   Total revenues                                             --               --               --        64,009,927

Cost of goods sold                                            --               --                        (41,979,818)
Depreciation of equipment under operating leases              --               --                         (2,791,080)
Selling, general and administrative expenses              43,161           59,342          135,000        (8,211,575)
Depreciation and amortization                            (40,785)        (215,597)         (46,758)       (1,046,467)
                                                     -----------      -----------      -----------      ------------
   Total operating expenses                                2,376         (156,255)          88,242       (54,028,940)

Operating income                                           2,376         (156,255)          88,242         9,980,987

Interest expense, net of interest income                 160,492       (1,030,765)       1,219,985        (4,093,177)

                                                        (548,851)         125,607        (997,167)
                                                     -----------      -----------      -----------      ------------
Income before income taxes                              (385,983)      (1,061,413)         311,060         5,887,810

Income taxes                                            (781,758)        (597,768)         946,624        (2,205,411)
                                                     -----------      -----------      -----------      ------------
Net income                                           $(1,167,741)     $(1,659,181)     $ 1,257,684      $  3,682,399
                                                     ===========      ===========      ===========      ============

Earnings per common share - basic                                                                       $      0.33
                                                                                                        ===========
Earnings per common share - diluted                                                                     $      0.28
                                                                                                        ===========
Weighted average number of common shares
   outstanding - basic                                                                                   11,281,211
                                                                                                        ===========
Weighted average number of common shares
   outstanding - diluted                                                                                 17,556,136
                                                                                                        ===========




            Unaudited - See accompanying notes to pro forma condensed
                       consolidated statement of earnings.

                           KELLSTROM INDUSTRIES, INC.
        Notes to Pro Forma Condensed Consolidated Statements of Earnings
                                   (Unaudited)

(A) For the purpose of presenting the pro forma consolidated statements of earnings, the following adjustments have been made for the ITC acquisition:


                                                                                               Three Months Ended
                                                                                                  March 31, 1998
                                                                                                  --------------
Increase (decrease) in income:

Reduction in selling, general and administrative expense due to elimination of pension expense    $    43,161
Amortization of goodwill and non-compete agreement related to ITC acquisition                         (40,785)
Reduction in interest expense due to pay-off of debt on ITC line of credit                            160,492
Interest expense on acquisition debt and debt incurred on ITC's line of credit                       (548,851)
                                                                                                  -----------
                                                                                                     (385,983)
Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes      (781,758)
                                                                                                  -----------
Net adjustment                                                                                    $(1,167,741)
                                                                                                  ===========

(B) For the purpose of presenting the pro forma consolidated statements of earnings, the following adjustments have been made for the Aerocar Aviation and Aerocar Parts acquisitions:


                                                                                                              Three Months Ended
                                                                                                                March 31, 1998
                                                                                                                --------------
Increase  (decrease)  in income:

Elimination of Aerocar Aviation and Aerocar Parts officer's salary and bonus                                     $     59,342
Amortization of goodwill and non-compete related to Aerocar Aviation and Aerocar Parts acquisition
Increase in interest expense from acquisition debt                                                                  (215,597)
Reduction in interest expense due to pay-off of debt on Aerocar Aviation and Aerocar Parts line of credit         (1,030,765)
                                                                                                                     125,607
                                                                                                                 -----------
                                                                                                                  (1,061,413)
Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes                     (597,768)
                                                                                                                 -----------
Net adjustments                                                                                                  $(1,659,181)
                                                                                                                 ===========

(C) For the purpose of presenting the pro forma consolidated statements of earnings, the following adjustments have been made for the Solair acquisition:

                                                                                                   Three Months Ended
                                                                                                     March 31, 1998
                                                                                                     --------------
Increase (decrease) in income:

Reduction in selling, general and administrative expenses for elimination of Banner management fees   $   135,000
Amortization of goodwill related to Solair acquisition                                                    (46,758)
Reduction in interest expense due to pay-off of Solair debt                                             1,219,985
Increase in interest expense from acquisition debt                                                       (997,167)
                                                                                                      -----------
                                                                                                          311,060
Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes           946,624
                                                                                                      -----------
Net adjustment                                                                                        $ 1,257,684
                                                                                                      ===========

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)    Exhibits.

                 27 - Financial Data Schedule (for SEC use only).

          (b)    Reports on Form 8-K.

                 The Company filed a Report on Form 8-K dated January 14, 1999, which included a copy of a press release regarding the purchase of all of the issued and outstanding shares of capital stock of Solair, Inc.

                 The Company filed a Report on Form 8-K/A dated March 16, 1999, which announced the completion of the purchase of all of the issued and outstanding shares of capital stock of Solair, Inc.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 1999                                 KELLSTROM INDUSTRIES, INC.
                                             (Registrant)


                                             /s/  Michael W. Wallace
                                             -----------------------
                                             Michael W. Wallace
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Duly Authorized Officer)