Form 10-Q
period 1999-06-30
KELLSTROM INDUSTRIES INC
filed 1999-08-12
CIK 918275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 11,910,981 shares of common stock, $.001 par value per share, were outstanding as of July 31, 1999.

                           KELLSTROM INDUSTRIES, INC.

                                      INDEX

                                                                                                  PAGE NUMBER
                                                                                                  -----------
                                                      PART I
                                                      ------

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets .............................................    3

                Condensed Consolidated Statements of Earnings .....................................    4

                Condensed Consolidated Statements of Cash Flows  ..................................    5

                Notes to Condensed Consolidated Financial Statements  .............................    7

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................................   10

Item 3.         Quantitative and Qualitative Disclosures About Market Risk ........................   16

                                                      PART II
                                                      -------

Item 1.         Legal Proceedings..................................................................   17

Item 2.         Changes in Securities and Use of Proceeds .........................................   17

Item 3.         Defaults Upon Senior Securities....................................................   17

Item 4.         Matters Submitted to a Vote of Security Holders....................................   17

Item 5.         Other Information..................................................................   18

Item 6.         Exhibits and Reports on Form 8-K...................................................   22

Item 1. Financial Statements
----------------------------


                           KELLSTROM INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                   June 30, 1999  December 31, 1998
                                                                                   -------------  -----------------
                            ASSETS
Current Assets:
  Cash and cash equivalents                                                            2,197,187      $ 1,107,102
  Trade receivables, net of allowances for returns and
    doubtful accounts of $6,700,239 and $5,417,996
    for 1999 and 1998, respectively                                                   54,379,437       31,367,337
  Inventories                                                                        189,909,954      149,957,320
  Equipment under short-term operating leases                                         72,777,475       77,201,289
  Prepaid expenses                                                                     9,573,786        3,166,158
  Deferred tax assets                                                                  7,780,015        9,730,577
                                                                                   -------------    -------------
        Total current assets                                                         336,617,854      272,529,783

  Equipment under long-term operating leases, net                                     78,067,310       63,323,008
  Property, plant and equipment, net                                                  19,681,057       16,755,185
  Goodwill, net                                                                       80,513,857       71,501,153
  Other assets                                                                         9,662,483        9,941,367
                                                                                   -------------    -------------
        Total Assets                                                               $ 524,542,561    $ 434,050,496
                                                                                   =============    =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term notes payable                                                         $   2,145,920    $   2,317,982
  Current maturities of long-term debt                                                   200,000               --
  Accounts payable                                                                    22,898,906       13,333,709
  Accrued expenses                                                                    20,511,744       25,715,518
  Income taxes payable                                                                 2,622,027          779,972
                                                                                   -------------    -------------
        Total current liabilities                                                     48,378,597       42,147,181

  Long-term debt, less current maturities                                            166,623,919       97,336,821
  Convertible subordinated notes                                                     140,250,000      140,250,000
  Deferred tax liabilities                                                             5,117,255        4,557,256
                                                                                   -------------    -------------
        Total Liabilities                                                            360,369,771      284,291,258

  Stockholders' Equity:
    Common stock, $ .001 par value; 50,000,000 shares authorized;
      11,910,981 and 11,762,015 shares issued and outstanding
      in 1999 and 1998, respectively                                                      11,911           11,762
    Additional paid-in capital                                                       121,103,655      120,007,268
    Retained earnings                                                                 44,314,603       31,133,280
    Loans receivable from directors and officers                                      (1,256,492)      (1,393,072)
    Accumulated other comprehensive income                                                  (887)              --
                                                                                   -------------    -------------
        Total Stockholders' Equity                                                   164,172,790      149,759,238
                                                                                   -------------    -------------
        Total Liabilities and Stockholders' Equity                                 $ 524,542,561    $ 434,050,496
                                                                                   =============    =============

     See accompanying notes to condensed consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


                                                           Three Months Ended            Six Months Ended
                                                                June 30,                    June 30,
                                                       ---------------------------   ---------------------------
                                                           1999           1998           1999           1998
                                                       ------------   ------------   ------------   ------------
Sales of aircraft and engine parts, net                $ 77,318,790   $ 30,177,845   $146,030,885   $ 55,513,541
Rental revenues                                          10,908,109      7,885,272     21,252,023     11,640,147
                                                       ------------   ------------   ------------   ------------
    Total revenues                                       88,226,899     38,063,117    167,282,908     67,153,688

Cost of goods sold                                       52,126,790     20,325,614     99,510,109     36,993,778
Depreciation of equipment under operating leases          6,887,988      4,120,927     13,184,407      6,164,083
Selling, general and administrative expenses             10,670,399      4,320,998     19,165,909      7,754,953
Depreciation and amortization                             1,309,764        668,079      2,511,164      1,261,302
Other non-recurring expenses                              2,200,000             --      2,200,000             --
                                                       ------------   ------------   ------------   ------------

    Total operating expenses                             73,194,941     29,435,618    136,571,589     52,174,116

    Operating income                                     15,031,958      8,627,499     30,711,319     14,979,572

Interest expense, net of interest income                  5,294,802      2,765,934      9,452,475      4,403,888
                                                       ------------   ------------   ------------   ------------

    Income before income taxes                            9,737,156      5,861,565     21,258,844     10,575,684

Income taxes                                              3,704,161      2,180,501      8,077,521      3,953,010
                                                       ------------   ------------   ------------   ------------

    Net income                                         $  6,032,995   $  3,681,064   $ 13,181,323   $  6,622,674
                                                       ============   ============   ============   ============

Earnings per common share - basic                      $       0.51   $       0.42   $       1.12   $       0.79
                                                       ============   ============   ============   ============

Earnings per common share - diluted                    $       0.41   $       0.34   $       0.88   $       0.63
                                                       ============   ============   ============   ============

Weighted average number of common shares outstanding
- basic                                                  11,826,704      8,751,400     11,799,984      8,435,039
                                                       ============   ============   ============   ============

Weighted average number of common shares outstanding
- diluted                                                17,724,910     12,642,833     17,772,912     12,222,479
                                                       ============   ============   ============   ============


     See accompanying notes to condensed consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                                ------------------------------
                                                                                    1999             1998
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $  13,181,323    $   6,622,674
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                     2,511,164        1,261,302
  Depreciation of equipment under operating leases                                 13,184,407        6,164,083
  Amortization of deferred financing costs                                          1,004,174          532,956
  Deferred income taxes                                                            (1,605,508)         521,420
  Loss on sales of investment securities                                                   --           18,626

Changes in operating assets and liabilities:
  Increase in trade receivables, net                                              (18,941,485)      (1,414,612)
  Increase in inventories                                                         (26,348,165)     (28,952,244)
  Increase in equipment under operating leases                                    (23,504,895)     (43,229,961)
  Decrease (increase) in prepaid expenses and other current assets                 (5,953,767)       1,552,028
  Decrease (increase) in other assets                                                (284,924)         104,674
  Increase (decrease) in accounts payable                                           4,906,947         (151,401)
  Increase (decrease) in accrued expenses                                            (278,072)         463,548
  Increase in income taxes payable                                                  1,418,620               --
                                                                                -------------    -------------
    Net cash used in operating activities                                         (40,710,181)     (56,506,907)
                                                                                -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                              (16,718,685)     (62,861,587)
  Acquisition earn-out payments                                                    (4,932,999)              --
  Purchase of property, plant and equipment                                        (3,951,369)      (4,067,276)
  Proceeds from sales of property, plant and equipment                                 56,763               --
  Proceeds from sales of investment securities                                             --          710,079
                                                                                -------------    -------------
    Net cash used in investing activities                                         (25,546,290)     (66,218,784)
                                                                                -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreement                                    71,633,019       (8,403,611)
  Debt repayment, including capital lease obligation                               (5,045,207)      (4,582,080)
  Proceeds from the issuance of common stock                                        1,096,536       68,022,433
  Proceeds from the issuance of convertible subordinated notes                             --       72,750,000
  Proceeds from repayment of loans to directors and officers                          136,580         (660,757)
  Payment of deferred financing costs                                                (474,372)      (2,813,058)
                                                                                -------------    -------------
    Net cash provided by financing activities                                      67,346,556      124,312,927
                                                                                -------------    -------------

NET INCREASE IN CASH & CASH EQUIVALENTS                                             1,090,085        1,587,236

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                        1,107,102          462,676
                                                                                -------------    -------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                          $   2,197,187    $   2,049,912
                                                                                =============    =============


                                  (continued)
     See accompanying notes to condensed consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (continued)

                                                         Six Months Ended June 30,
                                                         -------------------------
                                                            1999           1998
                                                         -----------   -----------
Supplemental disclosures of non-cash investing
 and financing activities:
  Aerocar assets acquired for warrants                   $        --   $ 1,405,000
                                                         ===========   ===========

  Unrealized gain/(loss) on investment securities, net   $        --   $   287,000
                                                         ===========   ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                             $ 8,194,567   $ 4,107,613
                                                         ===========   ===========

    Income taxes                                         $ 7,840,974   $ 4,483,105
                                                         ===========   ===========

Supplemental disclosure of fair value of assets
acquired and liabilities assumed in connection
with acquisitions:
  Receivables                                              3,570,615     6,568,343
  Inventory                                               13,014,566    26,649,456
  Prepaid expenses and other current assets                  453,861        29,553
  Engines under operating leases                                  --    25,332,461
  Property, plant and equipment                                   --       184,224
  Goodwill                                                 9,958,109    33,363,315
  Other assets                                                85,280       158,703
                                                         -----------   -----------
    Total assets                                         $27,082,431   $92,286,055
                                                         ===========   ===========

  Accrued expenses                                       $   368,219   $ 3,147,436
  Accounts payable                                         4,658,250     5,505,215
  Income taxes payable                                       423,435            --
  Notes payable                                            2,727,224    19,366,817
  Deferred tax liabilities                                 2,186,618            --
                                                         -----------   -----------
    Total liabilities                                    $10,363,746   $28,019,468
                                                         ===========   ===========

    Net assets acquired                                   16,718,685    64,266,587
Less warrants issued to seller                                    --     1,405,000
                                                         -----------   -----------

    Net cash used in acquisitions                        $16,718,685   $62,861,587
                                                         ===========   ===========


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

         In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 1999, the condensed consolidated results of operations for the three and six month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - ACQUISITIONS

         On April 1, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Integrated Technology Corp. ("ITC") for $20.5 million in cash, plus up to $10.0 million cash consideration which may be paid in the form of an earn-out payable over three years based on certain specified criteria, of which $3.3 million was earned during 1998. In addition, the Company received a three-year option to purchase a 49% interest in a related FAA-approved overhaul facility.

         On June 17, 1998, the Company acquired all of the outstanding capital stock of Aerocar Aviation Corp. ("Aerocar Aviation") and Aerocar Parts, Inc. ("Aerocar Parts," and together with Aerocar Aviation, "Aerocar") for $42.3 million in cash, warrants to purchase an aggregate of 250,000 shares of the Company's common stock, exercisable at $26.00 per share, expiring on June 17, 2001 plus an additional $5.0 million payable within a two-year period after closing, either in cash, or at the option of the Company, in shares of common stock having an equivalent value as of the date of acquisition.

         On December 31, 1998, the Company acquired all of the outstanding capital stock of Solair, Inc. ("Solair"), a wholly-owned subsidiary of Banner Aerospace, Inc. for $57.4 million in cash and a warrant to purchase 300,000 shares of common stock at an exercise price of $27.50 per share, expiring on December 31, 2002.

         On April 29, 1999, the Company acquired all of the outstanding capital stock of Certified Aircraft Parts, Inc. ("Certified") for $16.7 million in cash, and assumed $2.7 million in debt.

         Each of the companies acquired are in the business of purchasing, overhauling (through subcontractors), reselling or leasing of aircraft, avionics and aircraft rotables, or engines and engine parts. Each of these acquisitions were accounted for using the purchase method of accounting for business combinations and accordingly, the condensed consolidated financial statements reflect the results of operations of the acquired businesses from the respective dates of acquisition.

NOTE 3 - EARNINGS PER SHARE

         Diluted earnings per share for the three and six month periods ended June 30, 1999 and 1998 were calculated as follows:


                                                              Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                           -------------------------   -------------------------
                                                              1999          1998          1999          1998
                                                           -----------   -----------   -----------   -----------
         Net income                                        $ 6,032,995   $ 3,681,064   $13,181,323   $ 6,622,674
         Income adjustment relating to reduction of debt
           based on the if converted method                  1,216,557       592,578     2,433,113     1,077,734
                                                           -----------   -----------   -----------   -----------
         Net income available to common and
           common equivalent shares                        $ 7,249,552   $ 4,273,642   $15,614,436   $ 7,700,408
                                                           ===========   ===========   ===========   ===========

         Weighted average number of common shares
           outstanding - basic                              11,826,704     8,751,400    11,799,984     8,435,039
         Dilutive common stock equivalents from stock
           options and warrants based on the treasury
           stock method                                      1,280,724     1,594,464     1,355,446     1,657,137
         Dilutive convertible subordinated notes based
           on the if converted method                        4,617,482     2,296,969     4,617,482     2,130,303
                                                           -----------   -----------   -----------   -----------
         Weighted average number of common shares
           outstanding - diluted                            17,724,910    12,642,833    17,772,912    12,222,479
                                                           ===========   ===========   ===========   ===========



NOTE 4 - SEGMENT REPORTING

         The Company is organized based on the products that it offers. Under this organizational structure, the Company has three reportable segments: (i) commercial engine, (ii) defense and (iii) avionics and rotables. The commercial engine segment is involved in the business of purchasing, overhauling (primarily through subcontractors), reselling and leasing of aircraft, engines and engine parts for large turbo-fan engines manufactured by CFM International, General Electric, Pratt & Whitney and Rolls Royce. The defense segment is an after-market reseller of aircraft parts and turbojet engines and engine parts for large transport aircraft and helicopters. The segment's primary focus is on the Lockheed Martin C-130 Hercules aircraft, a widely used military transport aircraft, the Allison (Rolls Royce) T56/501 engine, which powers this aircraft, and the Allison 250 engine, with approximately 16,000 units actively in use by helicopters. The Company entered the defense segment in 1997 with the acquisition of Aero Support USA, Inc. ("Aero Support"). The acquisition of Certified on April 29, 1999 enhanced the company's presence in this market segment. The avionics and rotables segment is engaged in the sale of a wide variety of aircraft rotables and expendable components including flight data recorders, electrical and mechanical equipment and radar and navigation systems. The Company entered the avionics and rotables segment in 1998 with the acquisition of Solair.

         The Company's reportable segments are managed separately because each business requires different technology and marketing strategies. The Company does not allocate selling, general and administrative expenses, depreciation and amortization, interest expense or income taxes to its business segments. Rather, the Company evaluates performance of the business segments based on revenue and gross margins. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table sets forth the revenue and margins for each of the Company's business segments for the three and six month periods ended June 30, 1999 and 1998:

                                      Three Months Ended             Six Months Ended
                                            June 30,                     June 30,
                                 ---------------------------   ---------------------------
                                      1999           1998           1999           1998
                                 ------------   ------------   ------------   ------------
         REVENUES
         Commercial engine       $ 67,114,838   $ 33,532,408   $122,293,942   $ 57,065,585
         Defense                   10,324,140      4,530,709     19,828,462     10,088,103
         Avionics and rotables     10,787,921             --     25,160,504             --
                                 ------------   ------------   ------------   ------------
           Total revenue         $ 88,226,899   $ 38,063,117   $167,282,908   $ 67,153,688
                                 ============   ============   ============   ============
         GROSS MARGIN
         Commercial engine       $ 22,700,239   $ 12,081,359   $ 41,201,263   $ 20,551,197
         Defense                    3,677,465      1,535,217      7,141,323      3,444,630
         Avionics and rotables      2,834,417             --      6,245,806             --
                                 ------------   ------------   ------------   ------------
           Total gross margin    $ 29,212,121   $ 13,616,576   $ 54,588,392   $ 23,995,827
                                 ============   ============   ============   ============


NOTE 5 - COMPREHENSIVE INCOME

         The Company's total comprehensive income, comprised of unrealized gain on investment securities and foreign currency translation adjustments, for the three and six month periods ended June 30, 1999 and 1998 was as follows:


                                                                      Three Months Ended              Six Months Ended
                                                                           June 30,                        June 30,
                                                                  ---------------------------    ----------------------------
                                                                       1999           1998           1999            1998
                                                                  ------------   ------------    ------------    ------------
         Net income                                               $  6,032,995   $  3,681,064    $ 13,181,323    $  6,622,674

         Unrealized gain on investment securities, net of taxes             --        (16,593)             --         343,934
         Foreign currency translation adjustments                       31,178             --            (887)             --
                                                                  ------------   ------------    ------------    ------------
         Other comprehensive income, net of taxes                       31,178        (16,593)           (887)        343,934
                                                                  ------------   ------------    ------------    ------------
           Total Comprehensive income                             $  6,064,173   $  3,664,471    $ 13,180,436    $  6,966,608
                                                                  ============   ============    ============    ============

NOTE 6 - OTHER MATTERS

          On July 7, 1999, the Company settled a lawsuit brought by the Estate of the late Mr. Joram Rosenfeld (a former Co-Chairman of the Company) with respect to, among other things, a claim alleging entitlement to a stock option grant in late 1996. The settlement was entered into in order to limit the expense of litigating the suit as well as the protracted use of management's time and related corporate resources. For the second quarter ended June 30, 1999, the Company recorded a one-time pre-tax charge of approximately $2.2 million to fulfill its obligation under the settlement and for accrued legal expenses.

          The Company is not aware of any material legal proceedings pending against the Company or any of its property. However, the Company may become party to various claims, legal actions and complaints arising in the ordinary course of business or otherwise. The Company cannot determine whether such actions would have a material impact on the financial condition, results of operations or cash flows of the Company.

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

         On April 1, 1998, June 17, 1998, December 31, 1998 and April 29, 1999
the Company acquired ITC, Aerocar, Solair and Certified, respectively. These acquisitions were accounted for using the purchase method of accounting for business combinations and accordingly, those companies' operating results have been included in the Company's results of operations since the respective dates of acquisition. Consequently, the results of operations for the three and six month periods ended June 30, 1999 are not comparable to the corresponding periods of the prior year in certain material respects.

RESULTS OF OPERATIONS

         For the periods indicated, the following table sets forth the percentage of certain income statement items to total revenues derived from the Company's condensed consolidated statements of earnings.


                                                    Percentage of Total Revenues   Percentage of Total Revenues
                                                    ----------------------------   ----------------------------
                                                     Three Months Ended June 30,     Six Months Ended June 30,
                                                    ----------------------------   ----------------------------
                                                         1999          1998           1999             1998
                                                    ------------    ------------   -----------     ------------
Revenues:
  Sales of aircraft and engine parts, net                87.6%         79.3%         87.3%             82.7%
  Rental revenues                                        12.4%         20.7%         12.7%             17.3%
    Total revenues                                      100.0%        100.0%        100.0%            100.0%
Operating expenses:
  Cost of goods sold                                     59.1%         53.4%         59.4%             55.1%
  Depreciation of equipment under operating leases        7.8%         10.8%          7.9%              9.2%
  Selling, general and administrative expenses           12.1%         11.4%         11.5%             11.5%
  Depreciation and amortization expense                   1.5%          1.8%          1.5%              1.9%
  Other non-recurring expenses                            2.5%          0.0%          1.3%              0.0%
    Total operating expenses                             83.0%         77.3%         81.6%             77.7%
    Operating income                                     17.0%         22.7%         18.4%             22.3%
Interest expense (net of interest income)                 6.0%          7.3%          5.7%              6.6%
    Income before income taxes                           11.0%         15.4%         12.7%             15.7%
Income taxes                                              4.2%          5.7%          4.8%              5.9%
    Net income                                            6.8%          9.7%          7.9%              9.9%


THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         Net sales of aircraft and engine parts increased by 156% to $77.3 million for the three months ended June 30, 1999 as compared to $30.2 million for the three months ended June 30, 1998. The increase in net sales of aircraft and engine parts was primarily due to (i) growth of sales of approximately $36.4 million due to additional inventory availability as a result of the Company's increased capital resources as well as the acquisitions of Aerocar and Certified being combined into Kellstrom, and (ii) incremental sales of approximately $10.8 million related to the acquisition of Solair.

         Rental revenues increased by 38% to $10.9 million for the three months ended June 30, 1999 as compared to $7.9 million for the three months ended June 30, 1998. The increase in rental revenues was primarily due to the Company's continued expansion into the leasing business through purchases of individual assets as well as the acquisition of Aerocar being combined into Kellstrom. In connection with the proposed off-balance sheet initiative for the Company's aircraft and engine lease portfolio discussed in the liquidity and capital resources section below, the Company expects rental revenues will decrease in the future.

         Cost of goods sold increased by 156% to $52.1 million for the three months ended June 30, 1999 as compared to $20.3 million for the three months ended June 30, 1998. The increase in cost of goods sold was primarily due to increased sales volume across all product lines. Gross profit margin on aircraft and engine part sales was unchanged for the three months ended June 30, 1999 at 32.6%, as compared with the three months ended June 30, 1998. The stable gross profit margin reflects improved margins from the Company's defense division offset by expected lower margins from the Solair division.

         Depreciation of equipment under operating leases increased by 67% to $6.9 million for the three months ended June 30, 1999 as compared to $4.1 million for the three months ended June 30, 1998. The increase in depreciation of equipment under operating leases was primarily due to the increase in rental revenues. Gross profit margin on rental revenues decreased to 36.9% in 1999 from 47.7% in 1998. The decrease in the gross profit margin was primarily due to a continued shift in the Company's lease portfolio to medium term leases. In connection with the proposed off-balance sheet initiative for the Company's aircraft and engine lease portfolio discussed in the liquidity and capital resources section below, the Company expects depreciation of equipment under operating leases will decrease in the future.

         Selling, general and administrative expenses increased by 147% to $10.7 million for the three months ended June 30, 1999 as compared to $4.3 million for the three months ended June 30, 1998. The increase in selling, general and administrative expenses was primarily due to (i) the acquisitions of Aerocar, Solair and Certified being combined into Kellstrom, (ii) the continued expansion of the Company's sales and warehouse operations to support a higher level of revenue and a corresponding greater number of whole engine and engine component transactions and (iii) increased professional service fees incurred in connection with (a) the design of the Company's new management information system and (b) pre-settlement legal fees incurred in connection with defending the lawsuit described below. Selling, general and administrative expenses as a percentage of total revenues increased to 12.1% in 1999 from 11.4% in 1998. The increase in selling, general and administrative expenses as a percentage of total revenues was primarily due to the increase in professional service fees as well as an increase in bad debt expense as a result of the expansion of the Company's customer base. The Company expects selling, general and administrative expenses to continue to increase due to the Company's growth plans and need for additional personnel and facilities to support the Company's operations.

         Depreciation and amortization expense increased by 96% to $1.3 million for the three months ended June 30, 1999 as compared to $0.7 million for the three months ended June 30, 1998; however, as a percentage of total revenues, depreciation and amortization expense decreased to 1.5% in 1999 from 1.8% in 1998. The increase in depreciation and amortization expense was primarily due to amortization of goodwill related to the Aerocar, Solair and Certified acquisitions in addition to depreciation of the Company's new headquarters facility which was completed in December 1998.

         Other non-recurring expenses for the three months ended June 30, 1999 reflect a $2.2 million charge to fulfill the Company's obligation under the settlement of a lawsuit brought by the Estate of the late Co-Chairman of the Company, with respect to, among other things, a claim alleging entitlement to a stock option grant in late 1996, and for accrued legal expenses incurred in connection with the settlement.

         Interest expense (net of interest income) increased by 91% to $5.3 million for the three months ended June 30, 1999 as compared to $2.8 million for the three months ended June 30, 1998. The increase in interest expense was primarily driven by an increase in the Company's average debt levels during 1999, resulting from the acquisitions of Solair and Certified and growth in inventories and equipment under operating leases. Except for the expected impact on interest expense of the proposed off-balance sheet initiative for the Company's aircraft and engine lease portfolio discussed in the liquidity and capital resources section below, the Company expects interest expense to continue to increase as the Company continues to expand its inventory levels and facilities to support future growth in operations and completes acquisitions funded by debt. There can be no assurance, however, that the Company's operations will expand or that it will complete any material acquisitions.

         The Company's effective tax rate for the three months ended June 30, 1999 was 38.0% as compared to 37.2% for the three months ended June 30, 1998. The higher 1999 effective tax rate resulted from higher non-deductible expenses incurred primarily in connection with the acquisition of Solair.

         Net income increased by 64% to $6.0 million for the three months ended June 30, 1999 as compared to $3.7 million for the three months ended June 30, 1998. Basic earnings per common share increased by 21% to $0.51 for the three months ended June 30, 1999 as compared to $0.42 for the three months ended June 30, 1998. Diluted earnings per common share increased by 21% to $0.41 for the three months ended June 30, 1999 as compared to $0.34 for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Net sales of aircraft and engine parts increased by 163% to $146.0 million for the six months ended June 30, 1999 as compared to $55.5 million for the three months ended June 30, 1998. The increase in net sales of aircraft and engine parts was primarily due to (i) growth of sales of approximately $29.0 million due to additional inventory availability as a result of the Company's increased capital resources as well as the acquisitions of ITC, Aerocar and Certified being combined into Kellstrom, and (ii) incremental sales of approximately $25.2 million related to the acquisition of Solair.

         Rental revenues increased by 83% to $21.3 million for the six months ended June 30, 1999 as compared to $11.6 million for the six months ended June 30, 1998. The increase in rental revenues was primarily due to the Company's continued expansion into the leasing business through purchases of individual assets as well as the acquisitions of ITC and Aerocar being combined into Kellstrom. In connection with the proposed off-balance sheet initiative for the Company's aircraft and engine lease portfolio discussed in the liquidity and capital resources section below, the Company expects rental revenues will decrease in the future.

         Cost of goods sold increased by 169% to $99.5 million for the six months ended June 30, 1999 as compared to $37.0 million for the six months ended June 30, 1998. The increase in cost of goods sold was primarily due to increased sales volume across all product lines. Gross profit margin on aircraft and engine part sales decreased to 31.9% in 1999 from 33.4% in 1998. The decrease in the gross profit margin was primarily due to expected lower margins from the Solair division.

         Depreciation of equipment under operating leases increased by 114% to $13.2 million for the six months ended June 30, 1999 as compared to $6.2 million for the six months ended June 30, 1998. The increase in depreciation of equipment under operating leases was primarily due to the increase in rental revenues. Gross profit margin on rental revenue decreased to 38.0% in 1999 from 47.0% in 1998. The decrease in the gross profit margin was primarily due to a continued shift in the Company's lease portfolio to medium term leases. In connection with the proposed off-balance sheet initiative for the Company's aircraft and engine lease portfolio discussed in the liquidity and capital resources section below, the Company expects depreciation of equipment under operating leases will decrease in the future.

         Selling, general and administrative expenses increased by 147% to $19.2 million for the six months ended June 30, 1999 as compared to $7.8 million for the six months ended June 30, 1998. The increase in selling, general and administrative expenses was primarily due to (i) the acquisitions of ITC, Aerocar, Solair and Certified being combined into Kellstrom, (ii) the continued expansion of the Company's sales and warehouse operations to support a higher level of revenue and a corresponding greater number of whole engine and engine component transactions and (iii) increased professional service fees incurred in connection with (a) the design of the Company's new management information system and (b) pre-settlement legal fees incurred in connection with defending the lawsuit described above. Selling, general and administrative expenses as a percentage of total revenues remained unchanged at 11.5% for the six month period ended June 30, 1999, as compared to the six month period ended June 30, 1998. Selling, general and administrative expenses as a percentage of total revenues was negatively impacted by an increase in professional service fees as well as an increase in bad debt expense as a result of the expansion of the Company's customer base offset by economies of scale and operating efficiencies derived from the consolidation of operations related to completed acquisitions. The Company expects selling, general and administrative expenses to continue to increase due to the Company's growth plans and need for additional personnel and facilities to support the Company's operations.

         Depreciation and amortization expense increased by 99% to $2.5 million for the six months ended June 30, 1999 as compared to $1.3 million for the six months ended June 30, 1998; however, as a percentage of total revenues, depreciation and amortization expense decreased to 1.5% in 1999 from 1.9% in 1998. The increase in depreciation and amortization expense was primarily due to amortization of goodwill related to the ITC, Aerocar, Solair and Certified acquisitions in addition to depreciation of the Company's new headquarters facility which was completed in December 1998.

         Other non-recurring expenses for the six months ended June 30, 1999 reflects the aforementioned $2.2 million charge to fulfill the Company's obligation under the settlement of a lawsuit.

         Interest expense (net of interest income) increased by 115% to $9.5 million for the six months ended June 30, 1999 as compared to $4.4 million for the six months ended June 30, 1998. The increase in interest expense was primarily driven by an increase in the Company's average debt levels during 1999, resulting from the acquisitions of ITC, Solair and Certified and growth in inventories and equipment under operating leases. Except for the expected impact on interest expense of the off-balance sheet initiative for the Company's aircraft and engine lease portfolio discussed in the liquidity and capital resources section below, the Company expects interest expense to continue to increase as the Company continues to expand its inventory levels and facilities to support future growth in operations and completes acquisitions funded by debt. There can be no assurance, however, that the Company's operations will expand or that it will complete any material acquisitions.

         The Company's effective tax rate for the six months ended June 30, 1999 was 38.0% as compared to 37.4% for the six months ended June 30, 1998. The higher 1999 effective tax rate resulted from higher non-deductible expenses incurred primarily in connection with the acquisition of Solair.

         Net income increased by 99% to $13.2 million for the six months ended June 30, 1999 as compared to $6.6 million for the six months ended June 30, 1998. Basic earnings per common share increased by 42% to $1.12 for the six months ended June 30, 1999 as compared to $0.79 for the six months ended June 30, 1998. Diluted earnings per common share increased by 40% to $0.88 for the six months ended June 30, 1999 as compared to $0.63 for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES.

         As of June 30, 1999, the Company's liquidity and capital resources included cash and cash equivalents of $2.2 million and working capital of $288.2 million. At June 30, 1999, total outstanding debt was $309.2 million as compared to $239.9 million as of December 31, 1998. As of June 30, 1999, the outstanding principal balance on the Company's convertible subordinated notes was $140.3 million and the Company had contractual lines of credit totaling $256.7 million of which $155.6 million was outstanding and $45.6 million was available.

         Cash flow used in operating activities for the six months ended June 30, 1999 was $40.7 million compared with $56.5 million for the six months ended June 30, 1998. The primary uses of cash for operating activities was due to increases in inventories and equipment under operating leases of $26.3 million and $23.5 million, respectively, to support the Company's growth and an increase in accounts receivable of $18.9 million due to a larger portion of the Company's sales occurring during the latter half of the quarter. The primary sources of cash from operating activities for the six months ended June 30, 1999 was due to net income of $13.2 million, plus non-cash expenses related to depreciation and amortization of $15.7 million.

         Cash flow used for investing activities for the six months ended June 30, 1999 was $25.5 million compared with $66.2 million for the six months ended June 30, 1998. The primary uses of cash for investing activities was attributable to the acquisition of Certified for $16.7 million, earn-out payments in connection with the acquisitions of Aero Support and ITC of $4.9 million in the aggregate and purchases of property, plant and equipment of $4.0 million.

         Cash flow provided by financing activities for the six months ended June 30, 1999 was $67.3 million compared with $124.3 million for the six months ended June 30, 1998. The primary source of cash from financing activities was an increase in borrowings under the Company's line of credit agreement of $71.6 million offset by debt payments of $5.0 million. The increase in borrowings under the line of credit agreement includes the $6.7 million letter of credit component of the $256.7 million syndicated credit facility, which was specifically committed to the permanent financing of the Company's new headquarters facility.

         The Company is evaluating plans to establish partnerships with financial/leasing organizations for the continued expansion of its aircraft and engine sales and leasing business. Under the proposed initiative, the Company expects that it would retain a minority ownership stake in the proposed partnerships and continue to manage the operations of those partnerships. This action, which could give the Company a cash infusion which it expects would be used to pay down a substantial portion of its line of credit with commercial banks, is expected to take place over the course of the third and fourth quarters of this year.

         The Company expects that the proposed initiative, if implemented, would have the effect of reducing debt and interest expense, improving cash flow, and freeing up capital for strategic business initiatives. While the Company would forego the revenues and some of the profits expected to be generated by its existing lease portfolio, the Company would continue to receive a pro-rata share of any partnership profits.

         The Company intends to take advantage of growth opportunities that are consistent with the Company's expansion and profit objectives. These growth opportunities will require the investment of cash into inventories of aircraft and aircraft parts, engines and engine parts and avionics and rotables. Greater availability of such inventories will better enable the Company to continue to increase its revenues as well as to encourage the development of strategic relationships with new customers. The Company intends to finance its inventory expansion program through its syndicated credit facility, and through the employment of its cash flows. In the future, the Company may require additional sources of capital to continue to fund its expansion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness outstanding under the Company's $256.7 million bank credit facility. The bank credit facility, which expires in 2003, bears interest at the bank's prime rate plus 0-50 basis points or, at the Company's option, LIBOR plus 150-250 basis points. These variable interest rates are subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At June 30, 1999, the Company had approximately $155.6 million in variable rate indebtedness outstanding under the credit facility, representing approximately, 50% of the Company's total debt outstanding, at an average interest rate of 7.2%. An increase in interest rates by 1% would not have a material impact on the financial condition, results of operations or cash flows of the Company.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          On July 7, 1999, the Company settled a lawsuit brought by the Estate of the late Mr. Joram Rosenfeld (a former Co-Chairman of the Company) with respect to, among other things, a claim alleging entitlement to a stock option grant in late 1996. The settlement was entered into in order to limit the expense of litigating the suit as well as the protracted use of management's time and related corporate resources. For the second quarter ended June 30, 1999, the Company recorded a one-time pre-tax charge of approximately $2.2 million to fulfill its obligation under the settlement and for accrued legal expenses.

          The Company is not aware of any material legal proceedings pending against the Company or any of its property. However, the Company may become party to various claims, legal actions and complaints arising in the ordinary course of business or otherwise. The Company cannot determine whether such actions would have a material impact on the financial condition, results of operations or cash flows of the Company.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          (a) The Annual Meeting of Stockholders of Kellstrom Industries, Inc. was held on June 4, 1999 pursuant to a proxy statement dated April 30, 1999.

          (b)    The following matters were submitted to a vote at the meeting:

                 (1) Election of the following nominees as Class I directors for a two year term:

                     Director's Name:     Niv Harizman      General William Lyon      David Jan Mitchell
                                          ------------      --------------------      ------------------
                     Votes in favor:        9,093,967           9,094,712                 9,097,357
                     Votes against:                 0                   0                         0
                     Abstentions:              39,546              38,801                    39,156

                 (2) Consider and vote upon a proposal to approve and adopt the
                     Company's 1998 Stock Option Plan providing for the issuance of stock options to newly-hired employees and non-employee directors:

                     Votes in favor:                6,601,628
                     Votes against:                 2,513,544
                     Abstentions:                      18,341

                 (3) Ratify the reappointment of KPMG LLP as the Company's
                     independent certified public accountants:

                     Votes in favor:                9,120,194
                     Votes against:                     7,750
                     Abstentions:                       5,566

         A total of 9,133,513 shares were represented at the meeting, constituting a quorum in accordance with the applicable provisions of the By-laws of the Company.

ITEM 5.  OTHER INFORMATION

         PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

         The condensed consolidated statement of earnings of the Company for the six months ended June 30, 1999 are the Company's actual results, as they reflect the operations of ITC, Aerocar and Solair for the entire period being presented. The pro forma condensed consolidated statement of earnings of the Company for the six months ended June 30, 1998 are based on historical financial statements of the Company and have been adjusted to reflect the acquisitions of ITC, Aerocar and Solair as though the companies had combined at the beginning of the period being reported. Also, the pro forma condensed consolidated statement of earnings for the six months ended June 30, 1998 reflect the effect of the Company's secondary public offering of common stock and convertible subordinated notes as though they had occurred at the beginning of the period being reported.

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

                           KELLSTROM INDUSTRIES, INC.
            Pro Forma Condensed Consolidated Statements of Earnings
                                  (Unaudited)
                                                    Six Months Ended June 30,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------
                                                      Actual        Pro Forma
                                                   ------------   ------------


Sales of aircraft and engine parts, net            $146,030,885   $101,833,781
Rental revenues                                      21,252,023     15,632,494
                                                   ------------   ------------

    Total revenues                                  167,282,908    117,466,275

Cost of goods sold                                   99,510,109     71,005,344
Depreciation of equipment under operating leases     13,184,407     10,025,617
Selling, general and administrative expenses         19,165,909     17,787,944
Depreciation and amortization                         2,511,164      2,073,730
Other non-recurring expenses                          2,200,000             --
                                                   ------------   ------------

    Total operating expenses                        136,571,589    100,892,635

Operating income                                     30,711,319     16,573,640

Interest expense, net of interest income              9,452,475      8,855,576
                                                   ------------   ------------

Income before income taxes                           21,258,844      7,718,064

Income taxes                                          8,077,521      2,896,514
                                                   ------------   ------------
Net income                                         $ 13,181,323   $  4,821,550
                                                   ============   ============

Earnings per common share - basic                  $       1.12   $       0.42
                                                   ============   ============

Earnings per common share - diluted                $       0.88   $       0.37
                                                   ============   ============

Weighted average number of common shares
  outstanding - basic                                11,799,984     11,368,372
                                                   ============   ============

Weighted average number of common shares
  outstanding - diluted                              17,772,912     13,026,022
                                                   ============   ============


     Unaudited - See accompanying notes to pro forma condensed consolidated statements of earnings.

                           KELLSTROM INDUSTRIES, INC.
            Pro Forma Condensed Consolidated Statements of Earnings
                         Six Months Ended June 30, 1998
                                  (Unaudited)



                                                                             HISTORICAL
                                                   -------------------------------------------------------------
                                                     KELLSTROM          ITC           AEROCAR         SOLAIR
                                                   -------------   -------------   -------------   -------------
Sales of aircraft and engine parts, net            $  55,513,541   $   8,036,576   $   3,458,512   $  34,825,152
Rental revenues                                       11,640,147         538,306       3,454,041              --
                                                   -------------   -------------   -------------   -------------

    Total revenues                                    67,153,688       8,574,882       6,912,553      34,825,152

Cost of goods sold                                    36,993,778       4,997,742       1,724,577      27,289,247
Depreciation of equipment under operating leases       6,164,083         289,317         757,895       2,814,322
Selling, general and administrative expenses           7,754,953         640,591       1,443,646       8,393,915
Depreciation and amortization                          1,261,302           3,498              --         240,273
                                                   -------------   -------------   -------------   -------------
    Total operating expenses                          52,174,116       5,931,148       3,926,118      38,737,757

Operating income                                      14,979,572       2,643,734       2,986,435      (3,912,605)

Interest expense, net of interest income               4,403,888         160,492          87,257       2,644,579
                                                   -------------   -------------   -------------   -------------
Income before income taxes                            10,575,684       2,483,242       2,899,178      (6,557,184)

Income taxes                                           3,953,010              --              --              --
                                                   -------------   -------------   -------------   -------------
Net income                                         $   6,622,674   $   2,483,242   $   2,899,178   $  (6,557,184)
                                                   =============   =============   =============   =============

Earnings per common share - basic                  $        0.79
                                                   =============

Earnings per common share - diluted                $        0.63
                                                   =============
Weighted average number of common shares
  outstanding - basic                                  8,435,039
                                                   =============
Weighted average number of common shares
  outstanding - diluted                               12,222,479
                                                   =============

                                                                  PRO FORMA ADJUSTMENTS
                                                     -----------------------------------------------
                                                          (A)             (B)               (C)           PRO FORMA
                                                     -------------    -------------    -------------    -------------
Sales of aircraft and engine parts, net              $          --    $          --                     $ 101,833,781
Rental revenues                                                 --               --                        15,632,494
                                                     -------------    -------------    -------------    -------------

    Total revenues                                              --               --               --      117,466,275

Cost of goods sold                                              --               --                        71,005,344
Depreciation of equipment under operating leases                --               --                        10,025,617
Selling, general and administrative expenses               (43,161)        (132,000)        (270,000)      17,787,944
Depreciation and amortization                               40,785          431,194           96,678        2,073,730
                                                     -------------    -------------    -------------    -------------
    Total operating expenses                                (2,376)         299,194         (173,322)     100,892,635

Operating income                                             2,376         (299,194)         173,322       16,573,640

Interest expense, net of interest income                  (160,492)        (219,633)      (2,739,840)       8,855,576
                                                           548,851        2,061,530        2,068,944
                                                     -------------    -------------    -------------    -------------
Income before income taxes                                (385,983)      (2,141,091)         844,218        7,718,064

Income taxes                                               781,758          297,155       (2,135,409)       2,896,514

Net income                                           $  (1,167,741)   $  (2,438,246)   $   2,979,627    $   4,821,550
                                                     =============    =============    =============    =============

Earnings per common share - basic                                                                       $        0.42
                                                                                                        =============

Earnings per common share - diluted                                                                     $        0.37
                                                                                                        =============
Weighted average number of common shares
  outstanding - basic                                                                                      11,368,372
                                                                                                        =============
Weighted average number of common shares
  outstanding - diluted                                                                                    13,026,022
                                                                                                        =============


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
                                                                                                             ===========

(B) For the purpose of presenting the pro forma consolidated statements of earnings, the following adjustments have been made for the Aerocar Aviation and Aerocar Parts acquisitions:

                                                                                                          Six Months Ended
                                                                                                            June 30, 1998
                                                                                                            -------------
Increase (decrease) in income:

Elimination of Aerocar Aviation and Aerocar Parts officer's salary and bonus                                $   132,000
Amortization of goodwill and non-compete related to Aerocar Aviation and Aerocar Parts acquisition             (431,194)
Reduction in interest expense due to pay-off of debt on Aerocar Aviation and Aerocar Parts line of credit       219,633
Increase in interest expense from acquisition debt                                                           (2,061,530)
                                                                                                            -----------
                                                                                                             (2,141,091)
Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes                (297,155)
                                                                                                            -----------
Net adjustments                                                                                             $(2,438,246)
                                                                                                            ===========


(C) For the purpose of presenting the pro forma consolidated statements of earnings, the following adjustments have been made for the Solair acquisition:


                                                                                                         Six Months Ended
                                                                                                           June 30, 1998
                                                                                                           -------------
Increase (decrease) in income:

Reduction in selling, general and administrative expenses for elimination of Banner management fees        $   270,000
Amortization of goodwill related to Solair acquisition                                                         (96,678)
Reduction in interest expense due to pay-off of Solair debt                                                  2,739,840
Increase in interest expense from acquisition debt                                                          (2,068,944)
                                                                                                           -----------
                                                                                                               844,218
Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes              2,135,409
                                                                                                           -----------
Net adjustment                                                                                             $ 2,979,627
                                                                                                           ===========


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits.

              27 - Financial Data Schedule (for SEC use only).

          (b) Reports on Form 8-K.

              The Company filed a Report on Form 8-K dated July 7, 1999, which included a copy of a press release announcing the settlement of a lawsuit brought by the Estate of the late Co-Chairman of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 1999                              KELLSTROM INDUSTRIES, INC.
                                             (Registrant)


                                             /s/  Michael W. Wallace
                                             ---------------------------------
                                             Michael W. Wallace
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Duly Authorized Officer)