Form 10-Q
period 1999-09-30
KELLSTROM INDUSTRIES INC
filed 1999-11-15
CIK 918275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 11,910,981 shares of common stock, $.001 par value per share, were outstanding as of October 31, 1999.

                           KELLSTROM INDUSTRIES, INC.

                                      INDEX

                                                                                                         PAGE NUMBER
                                                                                                         -----------

                                                      PART I
                                                      ------
Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets.................................................         3

                Condensed Consolidated Statements of Earnings.........................................         4

                Condensed Consolidated Statements of Cash Flows  .....................................         5

                Notes to Condensed Consolidated Financial Statements  ................................         7

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations.................................................................        11

Item 3.         Quantitative and Qualitative Disclosures About Market Risk ...........................        17

                                                      PART II
                                                      -------

Item 1.         Legal Proceedings.....................................................................        18

Item 2.         Changes in Securities and Use of Proceeds.............................................        18

Item 3.         Defaults Upon Senior Securities.......................................................        18

Item 4.         Matters Submitted to a Vote of Security Holders.......................................        18

Item 5.         Other Information.....................................................................        18

Item 6.         Exhibits and Reports on Form 8-K......................................................        22

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                         KELLSTROM INDUSTRIES, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)
                                                                    September 30, 1999                      December 31, 1998
                                                                    ------------------                      -----------------
                              ASSETS

Current Assets:
  Cash and cash equivalents                                            $  7,209,753                           $   1,107,102
  Trade receivables, net of allowances for returns and
      doubtful accounts of $6,783,769 and $5,417,996
      for 1999 and 1998, respectively                                    48,253,747                             31,367,337
  Inventories                                                           202,896,753                            149,957,320
  Equipment under short-term operating leases, net                       86,606,045                             77,201,289
  Prepaid expenses                                                        5,918,654                              3,166,158
  Deferred tax assets                                                     7,036,388                              9,730,577
                                                                       ------------                           ------------

         Total current assets                                           357,921,340                            272,529,783

Equipment under long-term operating leases, net                          72,402,175                             63,323,008
Property, plant and equipment, net                                       25,411,699                             16,755,185
Goodwill, net                                                            83,096,769                             71,501,153
Other assets                                                              9,045,191                              9,941,367
                                                                       ------------                           ------------

         Total Assets                                                  $547,877,174                           $434,050,496
                                                                       ============                           ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term notes payable                                             $  2,145,920                          $   2,317,982
  Current maturities of long-term debt                                      200,000                                     --
  Accounts payable                                                       18,552,549                             13,333,709
  Accrued expenses                                                       21,236,502                             25,715,518
  Income taxes payable                                                           --                                779,972
                                                                       ------------                           ------------

         Total current liabilities                                       42,134,971                             42,147,181

Long-term debt, less current maturities                                 192,846,145                             97,336,821
Convertible subordinated notes                                          140,250,000                            140,250,000
Deferred tax liabilities                                                  5,385,359                              4,557,256
                                                                       ------------                           ------------

         Total Liabilities                                              380,616,475                            284,291,258

Stockholders' Equity:
  Common stock, $ .001 par value; 50,000,000 shares authorized;
         11,910,981 and 11,762,015 shares issued and outstanding
         in 1999 and 1998, respectively                                      11,911                                 11,762
  Additional paid-in capital                                            121,103,657                            120,007,268
  Retained earnings                                                      47,725,955                             31,133,280
  Loans receivable from directors and officers                           (1,585,730)                           (1,393,072)
  Accumulated other comprehensive income                                      4,906                                    --
                                                                       ------------                           ------------
         Total Stockholders' Equity                                     167,260,699                            149,759,238
                                                                       ------------                           ------------
         Total Liabilities and Stockholders' Equity                    $547,877,174                        $  $434,050,496
                                                                       ============                           ============

     See accompanying notes to condensed consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                           Three Months Ended                          Nine Months Ended
                                                              September 30,                              September 30,
                                                     ---------------------------------         ----------------------------------
                                                        1999                  1998                1999                  1998
                                                     -----------           -----------         ------------          ------------
Sales of aircraft and engine parts, net              $59,607,297           $42,750,180         $205,638,182          $ 98,263,721
Rental revenues                                       11,123,405            10,056,337           32,375,428            21,696,484
                                                     -----------           -----------         ------------          ------------

     Total revenues                                   70,730,702            52,806,517          238,013,610           119,960,205

Cost of goods sold                                    40,396,903            28,607,924          139,907,012            65,601,702

Depreciation of equipment under operating leases       7,405,205             5,653,955           20,589,612            11,818,038
Selling, general and administrative expenses          10,233,587             5,082,717           29,399,496            12,837,670
Depreciation and amortization                          1,405,755               886,938            3,916,919             2,148,240
Other non-recurring expenses                                  --                    --            2,200,000                    --
                                                     -----------           -----------         ------------          ------------

     Total operating expenses                         59,441,450            40,231,534          196,013,039            92,405,650

     Operating income                                 11,289,252            12,574,983           42,000,571            27,554,555

Interest expense, net of interest income               5,865,778             2,695,546           15,318,253             7,099,434
                                                     -----------           -----------         ------------          ------------
    Income before income taxes                         5,423,474             9,879,437           26,682,318            20,455,121

Income taxes                                           2,012,122             3,676,120           10,089,643             7,629,130
                                                     -----------           -----------         ------------          ------------
     Net income                                      $ 3,411,352           $ 6,203,317         $ 16,592,675          $ 12,825,991
                                                     ===========           ===========         ============          ============

Earnings per common share - basic                    $      0.29           $      0.53         $       1.40          $       1.34
                                                     ===========           ===========         ============          ============

Earnings per common share - diluted                  $      0.27           $      0.42         $       1.17          $       1.06
                                                     ===========           ===========         ============          ============

Weighted average number of common shares
outstanding - basic                                   11,910,981            11,646,801           11,836,984             9,553,238
                                                     ===========           ===========         ============          ============

Weighted average number of common shares
outstanding - diluted                                 14,471,242            17,698,307           16,672,356            14,131,293
                                                     ===========           ===========         ============          ============

     See accompanying notes to condensed consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Nine Months Ended September 30,
                                                                                         -----------------------------------
                                                                                             1999                  1998
                                                                                         ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $ 16,592,675           $ 12,825,991
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                          3,916,919              2,148,240
     Depreciation of equipment under operating leases                                      20,589,612             11,818,038
     Amortization of deferred financing costs                                               1,523,333                948,508
     Deferred income taxes                                                                   (641,854)                31,888
     Loss on sales of investment securities                                                        --                561,683

Changes in operating assets and liabilities:
     Increase in trade receivables, net                                                   (12,815,795)            (2,013,983)
     Increase in inventories                                                              (39,611,046)           (32,280,460)
     Increase in equipment under operating leases                                         (39,073,535)           (66,165,926)
     Decrease (increase) in prepaid expenses and other current assets                      (2,298,635)             1,709,999
     Decrease (increase) in other assets                                                     (245,792)              (341,659)
     Increase (decrease) in accounts payable                                                  560,590                830,296
     Increase (decrease) in accrued expenses                                                  470,514                862,688
     Increase in income taxes payable                                                      (1,203,407)             2,512,622
                                                                                         ------------           ------------
           Net cash used in operating activities                                          (52,236,421)           (66,552,075)
                                                                                         ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                                                   (19,694,299)           (62,861,587)
     Acquisition earn-out payments                                                         (5,058,887)                    --
     Purchase of property, plant and equipment                                            (10,204,051)            (5,790,465)
     Proceeds from sales of property, plant and equipment                                      56,763                     --
     Proceeds from sales of investment securities                                                  --                812,553
     Other                                                                                         --               (284,890)
                                                                                         ------------           ------------
           Net cash used in investing activities                                          (34,900,474)           (68,124,389)
                                                                                         ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit agreement                                         97,855,245             (5,150,390)
     Debt repayment, including capital lease obligation                                    (5,045,207)           (19,909,307)
     Proceeds from the issuance of common stock                                             1,096,538             78,431,985
     Proceeds from the issuance of convertible subordinated notes                                  --             86,250,000
     Loans to directors and officers                                                         (192,658)            (1,030,657)
     Payment of deferred financing costs                                                     (474,372)            (3,482,789)
                                                                                         ------------           ------------

           Net cash provided by financing activities                                       93,239,546            135,108,842
                                                                                         ------------           ------------

NET INCREASE IN CASH & CASH EQUIVALENTS                                                     6,102,651                432,378

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                                1,107,102                462,676
                                                                                         ------------           ------------
CASH & CASH EQUIVALENTS, END OF PERIOD                                                   $  7,209,753           $    895,054
                                                                                         ============           ============

                                  (continued)
     See accompanying notes to condensed consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (continued)

                                                                                       Nine Months Ended September 30,
                                                                                     -----------------------------------
                                                                                        1999                    1998
                                                                                     -----------             -----------
Supplemental disclosures of non-cash investing and financing activities:

     Aerocar assets acquired for warrants                                            $        --             $ 1,405,000
                                                                                     ===========             ===========
     Unrealized gain/(loss) on investment securities, net                            $        --             $   315,758
                                                                                     ===========             ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:

          Interest                                                                   $12,116,504             $ 4,752,586
                                                                                     ===========             ===========
          Income taxes                                                               $14,660,263             $ 3,676,680
                                                                                     ===========             ===========
Supplemental disclosure of fair value of assets acquired and liabilities assumed in connection with acquisitions:
     Receivables                                                                       3,570,615               6,568,343
     Inventory                                                                        13,014,566              26,649,456
     Prepaid expenses and other current assets                                           453,861                  29,553
     Engines under operating leases                                                           --              25,332,461
     Property, plant and equipment                                                            --                 184,224
     Goodwill                                                                         12,933,723              33,363,315
     Other assets                                                                         85,280                 158,703
                                                                                     -----------             -----------
          Total assets                                                               $30,058,045             $92,286,055
                                                                                     ===========             ===========

     Accrued expenses                                                                $   368,219             $ 3,147,436
     Accounts payable                                                                  4,658,250               5,505,215
     Income taxes payable                                                                423,435                      --
     Notes payable                                                                     2,727,224              19,366,817
     Deferred tax liabilities                                                          2,186,618                      --
                                                                                     -----------             -----------
          Total liabilities                                                          $10,363,746             $28,019,468
                                                                                     ===========             ===========

          Net assets acquired                                                         19,694,299              64,266,587

     Less warrants issued to seller                                                           --               1,405,000
                                                                                     -----------             -----------
          Net cash used in acquisitions                                              $19,694,299             $62,861,587
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

         In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 1999, the condensed consolidated results of operations for the three and nine month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

         On December 31, 1998, the Company acquired all of the outstanding capital stock of Solair, Inc. ("Solair"), a wholly-owned subsidiary of Banner Aerospace, Inc. for $57.4 million in cash and a warrant to purchase 300,000 shares of common stock at an exercise price of $27.50 per share, expiring on December 31, 2002. During the third quarter of 1999, the Company made an additional $2.9 million purchase price adjustment payment in accordance with the terms of the original agreement.

         On April 29, 1999, the Company acquired all of the outstanding capital stock of Certified Aircraft Parts, Inc. ("Certified") for $16.7 million in cash, and assumed $2.7 million in debt.

         Each of the companies acquired are in the business of purchasing, overhauling (primarily through subcontractors), reselling or leasing of aircraft, avionics and aircraft rotables, or engines and engine parts. Each of these acquisitions were accounted for using the purchase method of accounting for business combinations and accordingly, the condensed consolidated financial statements reflect the results of operations of the acquired businesses from the respective dates of acquisition.

NOTE 3 - EARNINGS PER SHARE

         Diluted earnings per share for the three and nine month periods ended September 30, 1999 and 1998 were calculated as follows:

                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                   September 30,
                                                     ---------------------------     -----------------------------
                                                        1999             1998            1999             1998
                                                     -----------     -----------     -----------       -----------
Net income                                           $ 3,411,352     $ 6,203,317     $16,592,675       $12,825,991
Income adjustment relating to reduction of debt
    based on the if converted method                     488,261       1,232,253       2,921,374         2,196,679
                                                     -----------     -----------     -----------       -----------
Net income available to common and
    common equivalent shares                         $ 3,899,613     $ 7,435,570     $19,514,049       $15,022,670
                                                     ===========     ===========     ===========       ===========

Weighted average number of common shares
     outstanding - basic                              11,910,981      11,646,801      11,836,984         9,553,238
Dilutive common stock equivalents from stock
    options and warrants based on the treasury
    stock method                                         596,625       1,392,558       1,102,505         1,612,727
Dilutive convertible subordinated notes based
    on the if converted method                         1,963,636       4,658,948       3,732,867         2,965,328
                                                     -----------     -----------     -----------       -----------
Weighted average number of common shares
    outstanding - diluted                             14,471,242      17,698,307      16,672,356        14,131,293
                                                     -----------     -----------     -----------       -----------


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

         The Company's reportable segments are managed separately because each business requires different technology and marketing strategies. The Company does not allocate selling, general and administrative expenses, depreciation and amortization, interest expense or income taxes to its business segments. Rather, the Company evaluates performance of the business segments based on revenue and gross margins. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table sets forth the revenue and margins for each of the Company's business segments for the three and nine month periods ended September 30, 1999 and 1998:

                                          Three Months Ended                            Nine Months Ended
                                             September 30,                                 September 30,
                                  ----------------------------------              ----------------------------------
                                      1999                  1998                      1999                1998
                                  ------------          ------------              -------------        -------------
Revenues
Commercial engine                 $ 44,328,976          $ 47,217,617              $ 166,622,917        $ 104,283,202
Defense                             13,679,164             5,588,900                 33,507,626           15,677,003
Avionics and rotables               12,722,562                    --                 37,883,067                   --
                                  ------------          ------------              -------------        -------------
   Total revenue                  $ 70,730,702          $ 52,806,517              $ 238,013,610        $ 119,960,205
                                  ============          ============              =============        =============

Gross margin
Commercial engine                 $ 14,359,840          $ 16,343,514              $  55,561,105        $  36,894,711
Defense                              4,846,416             2,201,124                 11,987,739            5,645,754
Avionics and rotables                3,722,338                    --                  9,968,142                   --
                                  ------------          ------------              -------------        -------------
   Total gross margin             $ 22,928,594          $ 18,544,638              $  77,516,986        $  42,540,465
                                  ------------          ------------              -------------        -------------


NOTE 5 - COMPREHENSIVE INCOME

         The Company's total comprehensive income, comprised of unrealized gain on investment securities and foreign currency translation adjustments, for the three and nine month periods ended September 30, 1999 and 1998 was as follows:

                                                                  Three Months Ended                 Nine Months Ended
                                                                     September 30,                     September 30,
                                                             ----------------------------       --------------------------
                                                                  1999            1998             1999           1998
                                                             -----------      -----------       -----------    -----------
Net income                                                   $ 3,411,352      $ 6,203,317       $16,592,675    $12,825,991

Unrealized gain on investment securities, net of taxes                --           64,513                --        390,787
Foreign currency translation adjustments                           5,793               --             4,906             --
                                                             -----------      -----------       -----------    -----------
Other comprehensive income, net of taxes                           5,793           64,513             4,906        390,787
                                                             -----------      -----------       -----------    -----------

   Total Comprehensive income                                $ 3,417,145      $ 6,267,830       $16,597,581    $13,216,778
                                                             -----------      -----------       -----------    -----------


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

         On April 1, 1998, June 17, 1998, December 31, 1998 and April 29, 1999
the Company acquired ITC, Aerocar, Solair and Certified, respectively. These acquisitions were accounted for using the purchase method of accounting for business combinations and accordingly, those companies' operating results have been included in the Company's results of operations since the respective dates of acquisition. Consequently, the results of operations for the three and nine month periods ended September 30, 1999 are not comparable to the corresponding periods of the prior year in certain material respects.

RESULTS OF OPERATIONS

         For the periods indicated, the following table sets forth the percentage of certain income statement items to total revenues derived from the Company's condensed consolidated statements of earnings.

                                                             Percentage of Total Revenues           Percentage of Total Revenues
                                                            --------------------------------       -------------------------------
                                                            Three Months Ended September 30,       Nine Months Ended September 30,
                                                            --------------------------------       -------------------------------
                                                                1999               1998                1999               1998
                                                            ------------       -------------       -------------     -------------
Revenues:
  Sales of aircraft and engine parts, net                       84.3%              81.0%               86.4%              81.9%
  Rental revenues                                               15.7%              19.0%               13.6%              18.1%
        Total revenues.                                        100.0%             100.0%              100.0%             100.0%
Operating expenses:
  Cost of goods sold                                            57.1%              54.2%               58.8%              54.7%
  Depreciation of equipment under operating leases              10.5%              10.7%                8.7%               9.9%
  Selling, general and administrative expenses                  14.5%               9.6%               12.4%              10.7%
  Depreciation and amortization expense                          2.0%               1.7%                1.6%               1.8%
  Other non-recurring expenses                                   0.0%               0.0%                0.9%               0.0%
        Total operating expenses                                84.0%              76.2%               82.4%              77.0%
        Operating income                                        16.0%              23.8%               17.6%              23.0%
Interest expense (net of interest income)                        8.3%               5.1%                6.4%               5.9%
        Income before income taxes                               7.7%              18.7%               11.2%              17.1%
Income taxes                                                     2.8%               7.0%                4.2%               6.4%
        Net income                                               4.8%              11.7%                7.0%              10.7%




THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Net sales of aircraft and engine parts increased by 39% to $59.6 million for the three months ended September 30, 1999 as compared to $42.8 million for the three months ended September 30, 1998. The increase in net sales of aircraft and engine parts was primarily due to (i) growth in part sales of approximately $12.9 million due to additional inventory availability as a result of the Company's increased capital resources as well as the acquisition of Certified being combined into Kellstrom, and (ii) incremental sales of approximately $12.7 million related to the acquisition of Solair. The increase in parts sales was partially offset by a decrease in sales of whole aircraft and engines of approximately $8.7 million as a result of the Company's proposed initiative to spin-off its aircraft and engine lease portfolio, discussed in the liquidity and capital resources section below.

         Rental revenues increased by 11% to $11.1 million for the three months ended September 30, 1999 as compared to $10.1 million for the three months ended September 30, 1998. The increase in rental revenues was primarily due to the increase in the Company's aircraft and engine lease portfolio partially offset by higher levels of idle equipment. In connection with the proposed off-balance sheet initiative for the Company's aircraft and engine lease portfolio discussed in the liquidity and capital resources section below, the Company expects rental revenues will decrease in the future.

         Cost of goods sold increased by 41% to $40.4 million for the three months ended September 30, 1999 as compared to $28.6 million for the three months ended September 30, 1998. Gross profit margin on aircraft and engine part sales was 32.2% for the three months ended September 30, 1999 as compared with 33.1% for the three months ended September 30, 1998. The slight decrease in gross profit margin reflects lower margins on sales of whole aircraft and engines along with expected lower margins from Solair partially offset by improved margins on sales of commercial engine parts.

         Depreciation of equipment under operating leases increased by 31% to $7.4 million for the three months ended September 30, 1999 as compared to $5.7 million for the three months ended September 30, 1998. Gross profit margin on rental revenues decreased to 33.4% in 1999 from 43.8% in 1998. The decrease in the gross profit margin was primarily due to a continued shift in the Company's lease portfolio to longer term leases and newer equipment as well as the impact of depreciation expense incurred in connection with the slightly higher levels of idle equipment. In connection with the proposed off-balance sheet initiative for the Company's aircraft and engine lease portfolio discussed in the liquidity and capital resources section below, the Company expects depreciation of equipment under operating leases will decrease in the future.

         Selling, general and administrative expenses increased by 101% to $10.2 million for the three months ended September 30, 1999 as compared to $5.1 million for the three months ended September 30, 1998. The increase in selling, general and administrative expenses was primarily due to (i) the acquisitions of Solair and Certified being combined into Kellstrom, (ii) the continued expansion of the Company's sales and warehouse operations to support a higher level of revenue and a corresponding greater number of aircraft and engine component transactions, (iii) increased professional service fees incurred in connection with the design of the Company's new management information system and (iv) an increase in bad debt expense as a result of the expansion of the Company's customer base. Selling, general and administrative expenses as a percentage of total revenues increased to 14.5% in 1999 from 9.6% in 1998. The increase in selling, general and administrative expenses as a percentage of total revenues was primarily due to the reduction in revenues resulting from lower sales of whole aircraft and engines in connection with the Company's proposed initiative to spin-off part of the lease portfolio, coupled with the increase in professional service fees and bad debt expense. The Company expects selling, general and administrative expenses to continue to increase due to the Company's growth plans and need for additional personnel and facilities to support the Company's operations.

         Depreciation and amortization expense increased by 58% to $1.4 million for the three months ended September 30, 1999 as compared to $0.9 million for the three months ended September 30, 1998; as a percentage of total revenues, depreciation and amortization expense increased to 2.0% during the three months ended September 30, 1999 from 1.7% during the same period in 1998. The increase in depreciation and amortization expense was primarily due to amortization of goodwill related to the Solair and Certified acquisitions in addition to depreciation of the Company's new headquarters facility which was completed in December 1998.

         Interest expense (net of interest income) increased by 118% to $5.9 million for the three months ended September 30, 1999 as compared to $2.7 million for the three months ended September 30, 1998. The increase in interest expense was primarily driven by an increase in the Company's average debt levels during 1999, resulting from the acquisitions of Solair and Certified and growth in inventories and equipment under operating leases. Except for the expected impact on interest expense of the proposed off-balance sheet initiative for the Company's aircraft and engine lease portfolio discussed in the liquidity and capital resources section below, the Company expects interest expense to continue to increase as the Company continues to expand its inventory levels and facilities to support future growth in operations and completes acquisitions funded by debt. There can be no assurance, however, that the Company's operations will expand or that it will complete any material acquisitions.

         The Company's effective tax rate for the three months ended September 30, 1999 was 37.1% as compared to 37.2% for the three months ended September 30, 1998.

         Net income decreased by 45% to $3.4 million for the three months ended September 30, 1999 as compared to $6.2 million for the three months ended September 30, 1998. Basic earnings per common share decreased by 45% to $0.29 for the three months ended September 30, 1999 as compared to $0.53 for the three months ended September 30, 1998. Diluted earnings per common share decreased by 36% to $0.27 for the three months ended September 30, 1999 as compared to $0.42 for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Net sales of aircraft and engine parts increased by 109% to $205.6 million for the nine months ended September 30, 1999 as compared to $98.3 million for the nine months ended September 30, 1998. The increase in net sales of aircraft and engine parts was primarily due to (i) growth in part sales of approximately $39.5 million due to additional inventory availability as a result of the Company's increased capital resources as well as the acquisitions of ITC, Aerocar and Certified being combined into Kellstrom, (ii) incremental sales of approximately $37.9 million related to the acquisition of Solair, and (iii) growth in whole aircraft and engine sales of approximately $29.9 million due to additional inventory availability as a result of the Company's increased capital resources, an increase in the Company's lease portfolio, as well as the acquisitions of ITC and Aerocar being combined into Kellstrom. In connection with the proposed off-balance sheet initiative for the Company's aircraft and engine lease portfolio discussed in the liquidity and capital resources section below, the Company expects sales of whole aircraft and engines will decrease in the future.

         Rental revenues increased by 49% to $32.4 million for the nine months ended September 30, 1999 as compared to $21.7 million for the nine months ended September 30, 1998. The increase in rental revenues was primarily due to the increase in the Company's aircraft and engine lease portfolio offset by slightly higher levels of idle equipment. In connection with the proposed off-balance sheet initiative for the Company's aircraft and engine lease portfolio discussed in the liquidity and capital resources section below, the Company expects rental revenues will decrease in the future.

         Cost of goods sold increased by 113% to $139.9 million for the nine months ended September 30, 1999 as compared to $65.6 million for the nine months ended September 30, 1998. Gross profit margin on aircraft and engine part sales decreased to 32.0% for the nine months ended September 30, 1999 from 33.2% during the same period in 1998. The decrease in the gross profit margin was primarily due to expected lower margins from the Solair division.

         Depreciation of equipment under operating leases increased by 74% to $20.6 million for the nine months ended September 30, 1999 as compared to $11.8 million for the nine months ended September 30, 1998. Gross profit margin on rental revenue decreased to 36.4% for the nine months ended September 30, 1999 from 45.5% during the same period in 1998. The decrease in the gross profit margin was primarily due to a continued shift in the Company's lease portfolio to longer term leases and newer equipment as well as the impact of depreciation expense incurred in connection with the slightly higher levels of idle equipment. In connection with the proposed off-balance sheet initiative for the Company's aircraft and engine lease portfolio discussed in the liquidity and capital resources section below, the Company expects depreciation of equipment under operating leases will decrease in the future.

         Selling, general and administrative expenses increased by 129% to $29.4 million for the nine months ended September 30, 1999 as compared to $12.8 million for the nine months ended September 30, 1998. The increase in selling, general and administrative expenses was primarily due to (i) the acquisitions of ITC, Aerocar, Solair and Certified being combined into Kellstrom, (ii) the continued expansion of the Company's sales and warehouse operations to support a higher level of revenue and a corresponding greater number of aircraft and engine component transactions, (iii) increased professional service fees incurred in connection with (a) the design of the Company's new management information system and (b) pre-settlement legal fees incurred in connection with defending the lawsuit brought by the Estate of the late Co-Chairman of the Company and (iv) an increase in bad debt expense as a result of the expansion of the Company's customer base. Selling, general and administrative expenses as a percentage of total revenues increased to 12.4% for the nine month period ended September 30, 1999, as compared to 10.7% for the nine month period ended September 30, 1998. The increase in selling, general and administrative expenses as a percentage of total revenues was primarily due to the reduction in revenues resulting from lower sales of whole aircraft and engines in connection with the Company's proposed initiative to spin-off part of the lease portfolio, coupled with the increase in professional service fees and bad debt expense offset by economies of scale and operating efficiencies derived from the consolidation of operations related to completed acquisitions. The Company expects selling, general and administrative expenses to continue to increase due to the Company's growth plans and need for additional personnel and facilities to support the Company's operations.

         Depreciation and amortization expense increased by 82% to $3.9 million for the nine months ended September 30, 1999 as compared to $2.1 million for the nine months ended September 30, 1998; however, as a percentage of total revenues, depreciation and amortization expense decreased to 1.6% during the nine months ended September 30, 1999 from 1.8% during the same period in 1998. The increase in depreciation and amortization expense was primarily due to amortization of goodwill related to the ITC, Aerocar, Solair and Certified acquisitions in addition to depreciation of the Company's new headquarters facility which was completed in December 1998.

         Other non-recurring expenses for the nine months ended September 30, 1999 reflect a $2.2 million charge to fulfill the Company's obligation under the settlement of a lawsuit brought by the Estate of the late Co-Chairman of the Company, with respect to, among other things, a claim alleging entitlement to a stock option grant in late 1996, and for accrued legal expenses incurred in connection with the settlement.

         Interest expense (net of interest income) increased by 116% to $15.3 million for the nine months ended September 30, 1999 as compared to $7.1 million for the nine months ended September 30, 1998. The increase in interest expense was primarily driven by an increase in the Company's average debt levels during 1999, resulting from the acquisitions of ITC, Solair and Certified and growth in inventories and equipment under operating leases. Except for the expected impact on interest expense of the off-balance sheet initiative for the Company's aircraft and engine lease portfolio discussed in the liquidity and capital resources section below, the Company expects interest expense to continue to increase as the Company continues to expand its inventory levels and facilities to support future growth in operations and completes acquisitions funded by debt. There can be no assurance, however, that the Company's operations will expand or that it will complete any material acquisitions.

         The Company's effective tax rate for the nine months ended September 30, 1999 was 37.8% as compared to 37.3% for the nine months ended September 30, 1998. The higher 1999 effective tax rate resulted from higher non-deductible expenses incurred primarily in connection with the acquisition of Solair.

         Net income increased by 29% to $16.6 million for the nine months ended September 30, 1999 as compared to $12.8 million for the nine months ended September 30, 1998. Basic earnings per common share increased by 5% to $1.40 for the nine months ended September 30, 1999 as compared to $1.34 for the nine months ended September 30, 1998. Diluted earnings per common share increased by 10% to $1.17 for the nine months ended September 30, 1999 as compared to $1.06 for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company's liquidity and capital resources included cash and cash equivalents of $7.2 million and working capital of $315.8 million. At September 30, 1999, total outstanding debt was $335.4 million as compared to $239.9 million as of December 31, 1998. As of September 30, 1999, the outstanding principal balance on the Company's convertible subordinated notes was $140.3 million and the Company had contractual lines of credit totaling $256.7 million of which $181.8 million was outstanding and $25.0 million was available.

         Cash flow used in operating activities for the nine months ended September 30, 1999 was $52.2 million compared with $66.6 million for the nine months ended September 30, 1998. The primary uses of cash for operating activities were to support increases in inventories and equipment under operating leases of $39.6 million and $39.1 million, respectively, to support the Company's growth and an increase in accounts receivable of $12.8 million due to the overall growth of the Company and the acquisition of Certified in April of 1999. The primary sources of cash from operating activities for the nine months ended September 30, 1999 were net income of $16.6 million, plus non-cash expenses related to depreciation and amortization of $24.5 million.

         Cash flow used for investing activities for the nine months ended September 30, 1999 was $34.9 million compared with $68.1 million for the nine months ended September 30, 1998. The primary uses of cash for investing activities was attributable to the acquisition of Certified for $16.7 million, a $2.9 million purchase price adjustment payment related to the Solair acquisition, earn-out payments in connection with the acquisitions of Aero Support and ITC of $5.1 million in the aggregate and purchases of property, plant and equipment of $10.2 million.

         Cash flow provided by financing activities for the nine months ended September 30, 1999 was $93.2 million compared with $135.1 million for the nine months ended September 30, 1998. The primary source of cash from financing activities was an increase in borrowings under the Company's line of credit agreement of $97.9 million offset by debt payments of $5.0 million. The increase in borrowings under the line of credit agreement includes the $6.7 million letter of credit component of the $256.7 million syndicated credit facility, which was specifically committed to the permanent financing of the Company's new headquarters facility.

         The Company is evaluating the possibility of establishing partnerships with financial/leasing organizations for the continued expansion of its aircraft and engine sales and leasing business. Under the proposed initiative, the Company expects that it would retain a minority ownership stake in the proposed partnerships and continue to manage the operations of those partnerships. This action, if consummated, could give the Company a cash infusion which it expects would be used to pay down a substantial portion of its line of credit with its commercial banks. It is expected to take place if and when one or more appropriate financial/leasing organizations are identified and transaction terms are finalized.

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

         The Company intends to take advantage of growth opportunities that are consistent with the Company's expansion and profit objectives. It is anticipated that such growth opportunities will require the investment of cash into inventories of aircraft and aircraft parts, engines and engine parts and avionics and rotables. Greater availability of such inventories will better enable the Company to continue to increase its revenues as well as to encourage the development of strategic relationships with new customers. The Company intends to finance its inventory expansion program through its syndicated credit facility, and through its cash flows. In the future, the Company may require additional sources of capital to continue to fund its expansion.

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

         The Company and each of its operating subsidiaries have executed a plan to identify and address any possible business issues related to the impact of the Year 2000 problem on both its information technology ("IT") and non-IT systems (e.g., embedded technology). This plan addressed the Year 2000 issue in multiple phases, including (i) determining an initial inventory of the Company's systems, equipment (including embedded technology in the Company's aircraft, engine and parts inventory as well as leased equipment), vendors, customers and third party administrators that may be vulnerable to system failures or processing errors as a result of Year 2000 issues, (ii) assessment and prioritization of inventoried items to determine risks associated with their failure to be Year 2000 compliant, (iii) testing of systems and equipment to determine Year 2000 compliance, (iv) remediation and implementation of systems and equipment, and (v) contingency planning to assess reasonably likely worst-case scenarios. As part of the Company's plan, the Company has retained a third party Year 2000 solution provider to assist with a risk analysis of the Company's Year 2000 issue and assist with project office management. For those systems which the Company determined were not currently Year 2000 compliant, implementation of the required changes was completed during the third quarter of fiscal 1999.

         Incremental costs, which include consulting costs and costs associated with internal resources to modify existing systems in order to achieve Year 2000 compliance, were charged to expense as incurred. The Company's cost of making the required system changes did not exceed $250,000.

         With respect to the Company's customers, suppliers and vendors, the Company has contacted customers, suppliers and vendors and has assessed the potential impact on operations if such third parties are not successful in ensuring that their systems and operations are Year 2000 compliant in a timely manner. The Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are also dependent upon the Year 2000 compliance of other third parties such as governmental agencies (e.g., Federal Aviation Administration and foreign equivalents). To date, the Company is unable to determine whether it will be materially affected by the failure of any of its customers, suppliers, vendors or other third parties to be Year 2000 compliant. The Company believes that its compliance efforts have and will reduce the impact on the Company of any such failures. Failure of any third parties with which the Company interacts to achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

         Risk assessment, readiness evaluation, action plans and contingency plans related to the Company's suppliers, vendors and other third parties were completed during the third quarter of fiscal 1999. The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business critical system. These procedures will be expanded to include specific procedures for the potential Year 2000 issue. Contingency plans to protect the Company from Year 2000-related interruptions have been developed and were completed during the third quarter of fiscal 1999. These plans include development of backup procedures, identification of alternate suppliers, possible increases in inventory levels and other appropriate measures.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which became effective for the Company beginning January 1, 1999. SOP 98-1 outlines the accounting treatment for certain costs related to the development or purchase of software to be used internally and requires that costs incurred during the preliminary project and post-implementation/operation stages be expensed, and costs incurred during the application development stage be capitalized and amortized over the estimated useful life of the software. Adoption of this statement did not have a material impact on the Company's consolidated results of operations or financial position.

         In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5, which became effective for the Company beginning January 1, 1999, requires that all costs of start-up activities, including organization costs, be expensed as incurred. Adoption of this statement did not have a material impact on the Company's consolidated results of operations or financial position.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which changed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management does not anticipate a significant impact of the adoption of SFAS No. 133 on the Company's consolidated financial position, results of operations or cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness outstanding under the Company's $256.7 million bank credit facility. The bank credit facility, which expires in 2003, bears interest at the bank's prime rate plus 0-50 basis points or, at the Company's option, LIBOR plus 150-250 basis points. These variable interest rates are subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At September 30, 1999, the Company had approximately $181.8 million in variable rate indebtedness outstanding under the credit facility, representing approximately 54% of the Company's total debt outstanding, at an average interest rate of 7.6%. An increase in interest rates by 1% would not have a material impact on the financial condition, results of operations or cash flows of the Company.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          As previously reported on July 7, 1999, the Company settled a lawsuit brought by the Estate of the late Mr. Joram Rosenfeld (a former Co-Chairman of the Company) with respect to, among other things, a claim alleging entitlement to a stock option grant in late 1996. The settlement was entered into in order to limit the expense of litigating the suit as well as the protracted use of management's time and related corporate resources. For the second quarter ended June 30, 1999, the Company recorded a one-time pre-tax charge of approximately $2.2 million to fulfill its obligation under the settlement and for accrued legal expenses.

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

ITEM 5.   OTHER INFORMATION

         PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - UNAUDITED

         The condensed consolidated statement of earnings of the Company for the nine months ended September 30, 1999 are the Company's actual results, as they reflect the operations of ITC, Aerocar and Solair for the entire period being presented. The pro forma condensed consolidated statement of earnings of the Company for the nine months ended September 30, 1998 are based on historical financial statements of the Company and have been adjusted to reflect the acquisitions of ITC, Aerocar and Solair as though the companies had combined at the beginning of the period being reported. Also, the pro forma condensed consolidated statement of earnings for the nine months ended September 30, 1998 reflect the effect of the Company's secondary public offering of common stock and convertible subordinated notes as though they had occurred at the beginning of the period being reported.

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

                           KELLSTROM INDUSTRIES, INC.
            Pro Forma Condensed Consolidated Statements of Earnings
                                  (Unaudited)




                                                                     Nine Months Ended September 30,
                                                                    --------------------------------
                                                                        1999                1998
                                                                    ------------        ------------
                                                                       Actual            Pro Forma
                                                                    ------------        ------------
Sales of aircraft and engine parts, net                             $205,638,182        $157,458,920
Rental revenues                                                       32,375,428          25,688,831
                                                                    ------------        ------------

   Total revenues                                                    238,013,610         183,147,751

Cost of goods sold                                                   139,907,012         107,214,699
Depreciation of equipment under operating leases                      20,589,612          12,865,250
Inventory write-down                                                          --           5,628,643
Selling, general and administrative expenses                          29,399,496          27,371,648
Depreciation and amortization                                          3,916,919           3,176,682
Other non-recurring expenses                                           2,200,000                  --
                                                                    ------------        ------------

   Total operating expenses                                          196,013,039         156,256,922

Operating income                                                      42,000,571          26,890,829

Interest expense, net of interest income                              15,318,253          12,403,081
                                                                    ------------        ------------

Income before income taxes                                            26,682,318          14,487,748

Income taxes                                                          10,089,643           5,417,441

                                                                    ------------        ------------
Net income                                                          $ 16,592,675        $  9,070,307
                                                                    ============        ============

Earnings per common share - basic                                   $       1.40        $       0.79
                                                                    ============        ============

Earnings per common share - diluted                                 $       1.17        $       0.56
                                                                    ============        ============

Weighted average number of common shares
   outstanding - basic                                                11,836,984          11,517,668
                                                                    ============        ============

Weighted average number of common shares
   outstanding - diluted                                              16,672,356          16,095,723
                                                                    ============        ============

           Unaudited - See accompanying notes to pro forma condensed
                      consolidated statements of earnings.

                           KELLSTROM INDUSTRIES, INC.
            Pro Forma Condensed Consolidated Statements of Earnings
                      Nine Months Ended September 30, 1998
                                  (Unaudited)

                           ---------------------------------------------------------------------------------------------------------
                                                    HISTORICAL                          PRO FORMA ADJUSTMENTS
                           --------------------------------------------------   --------------------------------------
                            KELLSTROM       ITC       AEROCAR       SOLAIR         (A)            (B)          (C)       PRO FORMA
                           ------------  ----------  ----------  ------------   -----------   -----------   ----------  ------------
Sales of aircraft and
  engine parts, net        $ 98,263,721  $8,036,576  $3,458,512  $ 47,700,111   $        --   $        --   $            157,458,920
Rental revenues              21,696,484     538,306   3,454,041            --            --            --                 25,688,831
                           ------------  ----------  ----------  ------------   -----------   -----------   ----------  ------------

  Total revenues            119,960,205   8,574,882   6,912,553    47,700,111            --            --           --   183,147,751

Cost of goods sold           65,601,702   4,997,742   1,724,577    34,890,678            --            --                107,214,699
Depreciation of equipment
  under operating leases     11,818,038     289,317     757,895            --            --            --                 12,865,250
Inventory write-down                 --          --          --     5,628,643            --            --           --     5,628,643
Selling, general and
  administrative expenses    12,837,670     640,591   1,443,646    13,029,902       (43,161)     (132,000)    (405,000)   27,371,648
Depreciation and
  amortization                2,148,240       3,498          --       342,738        40,785       431,194      210,227     3,176,682
                           ------------  ----------  ----------  ------------   -----------   -----------   ----------  ------------

   Total operating expenses  92,405,650   5,931,148   3,926,118    53,891,961        (2,376)      299,194     (194,773)  156,256,922

Operating income             27,554,555   2,643,734   2,986,435    (6,191,850)        2,376      (299,194)     194,773    26,890,829

Interest expense, net
  interest income             7,099,434     160,492      87,257     4,093,837      (160,492)     (219,633)  (4,259,695)   12,403,081
                                                                                    548,851     2,061,530    2,991,500
                           ------------  ----------  ----------  ------------   -----------   -----------   ----------  ------------
Income before income taxes   20,455,121   2,483,242   2,899,178   (10,285,687)     (385,983)   (2,141,091)   1,462,968    14,487,748

Income taxes                  7,629,130          --          --            --       781,758       297,155   (3,290,602)    5,417,441
                           ------------  ----------  ----------  ------------   -----------   -----------   ----------  ------------

Net income                 $ 12,825,991  $2,483,242  $2,899,178  $(10,285,687)  $(1,167,741)  $(2,438,246)  $4,753,570  $  9,070,307
                           ============  ==========  ==========  ============   ===========   ===========   ==========  ============

Earnings per common
  share - basic            $       1.34                                                                                 $       0.79
                           ============                                                                                 ============

Earnings per common
  share - diluted          $       1.06                                                                                 $       0.56
                           ============                                                                                 ============

Weighted average number
  of common shares
  outstanding - basic         9,553,238                                                                                   11,517,668
                           ============                                                                                 ============

Weighted average number
  of common shares
  outstanding - diluted      14,131,293                                                                                   16,095,723
                           ============                                                                                 ============

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
                                                                                                          September 30, 1998
                                                                                                          ------------------
Increase (decrease) in income:

Reduction in selling, general and administrative expense due to elimination of pension expense            $           43,161
Amortization of goodwill and non-compete agreement related to ITC acquisition                                        (40,785)
Reduction in interest expense due to pay-off of debt on ITC line of credit                                           160,492
Interest expense on acquisition debt and debt incurred on ITC's line of credit                                      (548,851)
                                                                                                          ------------------
                                                                                                                    (385,983)
Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes                     (781,758)
                                                                                                          ------------------
Net adjustment                                                                                            $       (1,167,741)
                                                                                                          ==================

(B) For the purpose of presenting the pro forma consolidated statements of earnings, the following adjustments have been made for the Aerocar Aviation and Aerocar Parts acquisitions:
                                                                                                           Nine Months Ended
                                                                                                          September 30, 1998
                                                                                                          ------------------
Increase  (decrease)  in income:

Elimination of Aerocar Aviation and Aerocar Parts officer's salary and bonus                               $         132,000
Amortization of goodwill and non-compete related to Aerocar Aviation and Aerocar Parts acquisition                  (431,194)
Reduction in interest expense due to pay-off of debt on Aerocar Aviation and Aerocar Parts line of credit            219,633
Increase in interest expense from acquisition debt                                                                (2,061,530)
                                                                                                          ------------------
                                                                                                                  (2,141,091)
Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes                     (297,155)
                                                                                                          ------------------
Net adjustments                                                                                           $       (2,438,246)
                                                                                                          ==================

(C) For the purpose of presenting the pro forma consolidated statements of earnings, the following adjustments have been made for the Solair acquisition:
                                                                                                           Nine Months Ended
                                                                                                          September 30, 1998
                                                                                                          ------------------
Increase (decrease) in income:

Reduction in selling, general and administrative expenses for elimination of Banner management fees       $          405,000
Amortization of goodwill related to Solair acquisition                                                              (210,227)
Reduction in interest expense due to pay-off of Solair debt                                                        4,259,695
Increase in interest expense from acquisition debt                                                                (2,991,500)
                                                                                                          ------------------
                                                                                                                   1,462,968
Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes                    3,290,602
                                                                                                          ------------------
Net adjustment                                                                                            $        4,753,570
                                                                                                          ==================


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

November 15, 1999                            KELLSTROM INDUSTRIES, INC.
                                             (Registrant)

                                             /s/  Michael W. Wallace
                                             --------------------------------
                                             Michael W. Wallace
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Duly Authorized Officer)

                                 Exhibit Index

EXHIBIT NO.      DESCRIPTION
-----------      -----------

    27           Financial Data Schedule.