Form 10-K
period 1999-12-31
KELLSTROM INDUSTRIES INC
filed 2000-03-30
CIK 918275

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

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission file number 0-23764

                           KELLSTROM INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                          13-3753725
--------------------------------                          -------------------
  (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)

      1100 INTERNATIONAL PARKWAY
          SUNRISE, FLORIDA                                     33323
----------------------------------------                      ----------
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $79,102,117 based on the closing price on that date of $6 15/16 per share. As of that date, there were 11,910,981 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Act of 1934, as amended.

                           Kellstrom Industries, Inc.
                           Annual Report on Form 10-K

                                      Index

                                                                                                           PAGE NUMBER
                                                                                                           -----------
                                                      PART I
Item 1.         Business .....................................................................................  4
Item 2.         Properties ................................................................................... 18
Item 3.         Legal Proceedings ............................................................................ 19
Item 4.         Submission of Matters to a Vote of Security Holders........................................... 19

                                                      PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters ........................ 20

Item 6.         Selected Financial Data ...................................................................... 21

Item 7.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations ........................................................................ 22

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk ................................... 28

Item 8.         Financial Statements and Supplementary Data .................................................. 29

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......... 29

                                                     PART III

Item 10.        Directors and Executive Officers of the Registrant............................................ 30

Item 11.        Executive Compensation ....................................................................... 35

Item 12.        Security Ownership of Certain Beneficial Owners and Management ............................... 40

Item 13.        Certain Relationships and Related Transactions ............................................... 41

                                                      PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K .............................. 45



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

         o  customer concentration;

         o fluctuations in demand for the Company's products, which are dependent upon the condition of the airline industry and the Company's ability to collect receivables;

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

ITEM 1. BUSINESS.

GENERAL

         The Company is a leader in the airborne equipment segments of the international aviation services after-market. The Company's principal business is the purchasing, overhauling (through subcontractors), reselling and leasing of aircraft, avionics and aircraft rotables, and aircraft engines and engine parts. The Company specializes in providing:

         - Engines and after-market engine parts for large turbo-fan engines manufactured by CFM International, General Electric, Pratt & Whitney and Rolls Royce.
         - Aircraft parts and turbojet engines and engine parts for large transport aircraft and helicopters.
         - Aircraft rotables and expendable components including flight data recorders, electrical and mechanical equipment and radar and navigation equipment.

         The Company is a supplier to a broad base of approximately 1,000 domestic and international customers representing nearly all segments of the worldwide aviation industry, including commercial airlines such as American, Delta, Lufthansa, Swiss Air and Singapore Airlines, and original equipment manufacturers ("OEMs") and engine overhaul facilities such as Daimler-Benz, GE Aircraft Engine Services and Pratt & Whitney. The Company enables customers to reduce their inventory, inventory carrying costs and airborne equipment maintenance costs by offering a broad inventory of engines and engine parts on a timely basis and at competitive prices. For the year ended December 31, 1999, the Company generated revenues of $330.9 million, earnings before interest, taxes, depreciation and amortization ("EBITDA") of $86.7 million and net earnings of $20.5 million (or $1.48 per diluted share).

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

MARKETS AND BUSINESS STRATEGIES

Markets

         The airline industry is forecasted to grow at a higher pace than the economy as a whole over the next 10 and 20 years, respectively. According to the Boeing 1999 Current Market Outlook (the "Boeing Report"), passenger traffic is forecasted to grow at 4.7% over the next 10 and 20 years as compared to overall economic growth of 2.7% and 2.8% over the next 10 and 20 years, respectively. The Boeing Report projects that the worldwide fleet of commercial aircraft is expected to increase more than 50% from approximately 12,600 at the end of 1998 to over 19,100 by 2008.

         The increase in worldwide air travel has resulted in a corresponding increase in demand for aircraft, avionics and aircraft rotables, and engines and engine parts. In light of the requirements of the Federal Aviation Administration (the "FAA") that aircraft engines and engine parts be serviced at scheduled intervals of flying hours, the increase in worldwide air travel has resulted in the need for more frequent servicing cycles and a corresponding increase in demand for engines and engine parts. The Company believes that, due to cost constraints, many airlines and repair and maintenance facilities that historically purchased parts from new parts manufacturers are increasingly utilizing after-market parts sold by resellers such as the Company.

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

         The aircraft engine and engine parts market is estimated by the United States Department of Commerce to exceed $18 billion annually. The resale segment of this market is highly fragmented, characterized by a limited number of large suppliers with broad product offerings and numerous smaller competitors serving niche markets. Several notable trends in the industry have recently emerged to improve safety, reduce costs and increase efficiency, including increasing emphasis on documentation and traceability of parts, outsourcing of inventory management functions, implementing "just-in-time" inventory management systems and reducing the number of approved suppliers. The Company believes that only those companies with superior quality assurance programs, sophisticated information systems and adequate capital will succeed in this changing environment. The Company is an active participant in the consolidation of the industry, having completed six acquisitions with combined annual revenues in the years preceding the respective acquisitions of approximately $212 million since 1995.

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

         OUTSOURCING OF INVENTORY MANAGEMENT FUNCTION. Some airlines have streamlined their operations by outsourcing the entire inventory management function to independent third parties. These independent third parties (such as the Company) acquire directly or through consignment arrangements a large inventory and make such inventory attractive to a broad customer base. Under consignment agreements, the supplier is granted the right to sell spare parts from the airlines' inventory, with the proceeds divided between the supplier and the airline itself. This improves the airline's profitability, as measured by return on assets, by removing parts inventory from the balance sheet. Outsourcing allows airlines to secure parts on an "as-needed" basis without incurring the costs associated with carrying their own expensive inventory.

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

Business Strategies

         The Company has experienced significant growth over the past few years. The Company believes that the following strategies should provide opportunities for continued growth:

         STRONG AND CONTROLLED INTERNAL GROWTH. The Company has achieved strong and controlled internal growth by increasing business with its existing customers, expanding its customer base and constantly improving the efficiency of its operations. On a pro forma basis , the total revenue of the Company increased by 25% from 1998 to 1999. During this time period, the Company has expanded its management team and continued to focus on its marketing efforts in order to support its customer base. The Company believes that the focus of its core business on purchasing, overhauling (through subcontractors), reselling and leasing of aircraft, avionics and aircraft rotables, and aircraft engines and engine parts results in cost-efficient operations which maximize its profit margins and minimize its dependence on expensive machinery, equipment and labor.

         E-COMMERCE INITIATIVE. Since inception, the Company has invested heavily in building a state-of-the-art information technology infrastructure, believing that the industry would become increasingly dependent on information processing and dissemination. The Company is combining off-the-shelf e-commerce facilities with proprietary software modules, now in an advanced stage of development, to supply tools designed to enable each of the Company's divisions to achieve a level of process automation unprecedented in our industry. The system, which is being built with internet development tools, is expected to be the cornerstone of the Company's business-to-business e-commerce strategy. The Company expects that this software will also enable a unique level of integration with our customers' technology environment through an `e-commerce engine' that is incorporated within. The first module of this new system is planned to be up-and-running by the close of the first quarter of 2000 and the entire system is expected to be fully operational one year later.

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

         AIRBORNE EQUIPMENT LEASING. In 1997, the Company established Kellstrom Commercial Aircraft, Inc. ("KELLCAD"), a wholly-owned subsidiary, which manages a portfolio of aircraft and aircraft engines that are available to the Company's customers on short to medium term (approximately 3 to 60 month) operating leases. These operating leases allow carriers to improve their balance sheets by leasing, rather than owning, spare engines from a reliable, proven engine leasing source. KELLCAD is an integral part of the Company's plan to provide total inventory management solutions. As previously announced, the Company is evaluating a proposed off-balance sheet initiative for this lease portfolio, pursuant to which the Company would sell its aircraft and engine portfolio to one or more partnerships between the Company and appropriate third parties. Under the proposed initiative, the Company expects that it would retain a minority ownership stake in the proposed partnerships and continue to manage the operations of those partnerships. The Company expects to implement this initiative if and when one or more appropriate financial/leasing organizations are identified and transaction terms are finalized. As of December 31, 1999, the Company leased 8 aircraft and 48 engines to third parties.

         ACQUISITIONS IN EXISTING COMMERCIAL AVIATION MARKETS. As a result of its concentration in certain niche markets, the Company's management develops in-depth knowledge of other resellers serving similar product lines that may be potential acquisition candidates. The Company's acquisition of Certified Aircraft Parts, Inc. ("Certified") in April of 1999 expanded the Company's ability to offer parts, after-market support and logistics for the Lockheed Martin C-130/L100 Hercules aircraft. The acquisition of Certified will complement the Company's Defense segment, which supplies inventory management for C-130 aircraft and engines.

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

PRODUCTS

         The Company's principal business is the purchasing, overhauling (through subcontractors), reselling and leasing of aircraft, avionics and aircraft rotables and engines and engine parts.

         AFTER-MARKET SALES BUSINESS. Customers in both the commercial and military sectors purchase spare and replacement parts and other airborne equipment. The Company is active in both the commercial aircraft sector, which is divided into large jet transports, smaller commercial aircraft (known as general aviation aircraft) and helicopters, and the military sector. General aviation includes both jet and propeller-driven planes for business and personal use. The Company's Commercial Engine Parts division specializes in engine parts for the large jet segment of the commercial aircraft sector. Through Certified, its Defense segment, the Company also services certain military customers for aircraft parts and turbojet engines and engine parts for large transport aircraft and commercial customers for helicopters. Solair, the Company's Airframe Avionics and Rotables segment, provides aircraft rotables and expendable components.

         Boeing (which acquired McDonnell Douglas) and Airbus Industries dominate the market for the production of large commercial aircraft. A small number of suppliers provide the bulk of engines used to power these large commercial jet aircraft. The suppliers include the Pratt & Whitney division of United Technologies, General Electric, Rolls Royce and CFM International. The following is a brief description of the products which the Company supports:

         THE JT9D ENGINE. JT9D engines, introduced by Pratt & Whitney in the late 1960's, are used in Boeing 747 and 767 aircraft, the McDonnell Douglas DC-10 and Airbus A300/310's. The JT9D was the first commercial turbo fan with a high bypass ratio, enabling the engine to provide unprecedented thrust with outstanding fuel efficiency and relatively low noise. The JT9D engine has flown more than 135 million hours. Approximately 3,000 of these engines were built until production ceased in 1990; approximately 2,700 are still flying on wide body aircraft operated by over 60 airlines. The Company estimates that JT9D engines will be widely used for the next 10-15 years. Pratt & Whitney continues to upgrade and improve in-service engines to meet current noise and emissions requirements, thus increasing the life span of these engines.

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

         THE PWA 2000 ENGINE. Pratt & Whitney began development in 1974 of a series of advanced technology aircraft engines to power the commercial transports of the mid-1980s and beyond. The PWA 2037 engine model, the first in the series of such models, was awarded FAA certification in December 1983. These highly fuel efficient engines feature high thrust, low noise and reduced emissions. The PWA 2000 series engines are used to power the Boeing 757 and are considered to be current technology engines that are likely to continue in service for at least 25 more years.

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

         THE ROLLS ROYCE RB-211 ENGINE. The RB-211 was built by Rolls Royce beginning in 1970 for the Lockheed L-1011, the majority of which were purchased by Delta and Eastern. Approximately 928 aircraft are still in use which use the RB-211.

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

         THE A250 ENGINE. The A250 engine is used to power a wide range of helicopters manufactured by Bell, McDonnell Douglas and Eurocopter. There are approximately 17,000 engines currently in use by approximately 2,700 helicopter operators.

         THE C-130/L100. In 1953, Lockheed Martin began manufacturing the C-130 aircraft. The C-130 is a versatile aircraft which can be used for troop transport, inflight refueling, rescue, fire fighting and other uses. There are approximately 1,600 aircraft in use of over 2,200 originally produced. The largest operator of the C-130 is the United States military.

         AIRCRAFT ROTABLES AND EXPENDABLE COMPONENTS. Aircraft rotables are major aircraft components which are regularly removed, replaced and overhauled in the course of aircraft operation and maintenance. Aircraft rotables supplied by the Company include flight data recorders, electrical and mechanical equipment and radar and navigation systems. The Company stocks a wide variety of rotables and expendables for all commercial jet aircraft types manufactured by Boeing, McDonnell-Douglas, Airbus, British Aerospace and Fokker Aircraft.

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

         The Company's management believes that its ability to continue to act as an approved supplier for the major airlines, OEMs and overhaul facilities is heavily dependent on quality assurance, and that the Company's comprehensive quality assurance program is among the best in its industry. The Company is (i) a member of the Coordinating Agency for Supplier Evaluation ("CASE"), a self-governing organization formed by the airlines that evaluates and audits parts suppliers and repair stations (ii) a member of the Airline Suppliers Association for which the Company is an accredited reseller under the provisions of FAA AC 00-56, and (iii) listed in the European Aerospace Suppliers Register. In addition, in August 1998, the Company received its recertification under ISO 9002 which was originally received in 1996. The ISO 9002 designation indicates a quality assurance standard recognized by leading companies throughout the world. The Company believes it was the first after-market supplier of commercial jet engines and engine parts in the world to receive such a certification. In addition, the Company believes that it is one of the few vendors in the industry to have invested in a sophisticated optical imaging system for document storage and retrieval. This system provides a high degree of traceability by serial number for engine parts sold by the Company.

CUSTOMERS

         The Company's customers include airlines, OEMs, lessors, operators of overhaul facilities and other independent dealers. These customers include American, Daimler-Benz, Delta, Lufthansa, GE Aircraft Engine Services, Pratt & Whitney, SwissAir and Singapore Airlines. For the years ended December 31, 1999, 1998 and 1997, the five largest customers collectively accounted for approximately 36%, 42% and 38%, respectively of the Company's consolidated revenues. Certain significant customers vary from period to period as a result of the large unit prices associated with whole aircraft engine sales.

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

         The Company believes that it is one of the few vendors in the industry to have invested in a sophisticated optical imaging system for documentation storage and retrieval. This system, which includes a WORM (write once, read many) drive, provides a high degree of traceability by serial number for engine parts sold by the Company. The FAA and customers accept this form of electronic documentation as the equivalent of original documents. In addition, the Company is working to make such documentation available online to customers worldwide.

         ADDITIONAL KNOWLEDGEABLE PERSONNEL. The market for engine parts is highly specialized and technically complex. The Company believes that its success depends heavily on the high level of technical and engineering knowledge and experience possessed by its personnel. The Company continues to hire technically proficient personnel as its business expands both internally and through the acquisition of competing and complementary businesses.

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

         In addition, the engine parts supply business has been reshaped by the widespread adoption of parts listing services and Web based auction services. The parts listing services list the availability of thousands of types of engine parts from brokers, resellers, repair facilities and airlines. The listing includes the quantity of parts available, the condition of the parts, when the parts are available and a contact for more information. The listing services have created a much freer flow of information concerning the supply and demand for particular parts. Dealers now must compete not only on the basis of their relationships with customers and knowledge regarding a potential source for products, but also on the quality of the parts available, the documentation tracing the history of the parts and the price.

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

         The IASI acquisition enabled the Company to enter into markets for additional engine types, including the JT8D, PWA 2000 and CFM-56 markets. According to industry analysts, these engine types power aircraft which, as of the date of the IASI Acquisition, constituted a majority of the world aircraft fleet. In addition, the IASI acquisition accelerated the Company's entry into the engine leasing business, an area in which IASI had been an active participant. The IASI acquisition also expanded and diversified the Company's customer base, particularly in European markets. IASI's customers included major airlines, engine overhaul facilities including those operated by airlines, independent overhaul and maintenance organizations and aircraft engine manufacturers. Following the acquisition, IASI's senior management joined the Company, further broadening the Company's management team.

         AERO SUPPORT ACQUISITION. On September 10, 1997, the Company completed the acquisition of substantially all of the assets and liabilities of Aero Support for approximately $2.7 million in cash, three promissory notes in the aggregate principal amount of $11.7 million, and three warrants. One warrant provides for the purchase of 75,000 shares of Common Stock at an exercise price of $22.00 per share, expiring on September 9, 2000. The other two warrants provide for the purchase of an aggregate of 175,000 shares of Common Stock at an exercise price of $19.00 per share, expiring on September 9, 2002. Up to an additional $5.0 million cash consideration may be paid by the Company in the form of an earn-out payable over three years based upon certain specified criteria, of which $1.7 million and $1.3 million was earned during 1998 and 1999, respectively.

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

         ITC ACQUISITION. On April 1, 1998, the Company completed the acquisition of substantially all of the assets and liabilities of ITC for $20.5 million in cash, plus up to $10.0 million cash consideration which may be paid in the form of an earn-out payable over three years based on certain specified criteria, of which $3.3 million and $1.1 million was earned during 1998 and 1999, respectively. In addition, the Company received a three-year option to purchase a 49% interest in a related FAA-approved overhaul facility.

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

         SOLAIR ACQUISITION. On December 31, 1998, the Company acquired all of the outstanding capital stock of Solair, a wholly-owned subsidiary of Banner Aerospace, Inc., for approximately $57.4 million in cash and a warrant to purchase 300,000 shares of Common Stock at an exercise price of $27.50 per share, expiring on December 31, 2002. Solair is engaged in the sale of a wide variety of aircraft rotables and expendable components including flight data recorders, electrical and mechanical equipment and radar and navigation systems. Through the acquisition of Solair, the Company expanded into the adjacent avionics and aircraft rotables business.

         CERTIFIED ACQUISITION. On April 29, 1999, the Company acquired all of the outstanding capital stock of Certified for $16.7 million in cash and the assumption of $2.7 million in debt. Certified was engaged in the sale of parts, after-market support and logistics for the Lockheed Martin C-130/L100 Hercules aircraft. The acquisition of Certified expanded the Company's presence in the after-market for military transport aircraft.

TRADEMARKS AND DESIGN PATENTS

The Company either owns or has applied for various trade names and trademarks in the United States (and abroad), for use with its products. The Company believes that its trade names and trademarks are well recognized within the aviation industry. The Company believes that its trade name and trademarks are not critical to its continued business success and that the loss of any trade name and/or trademark would not have a material adverse effect on its business operations.

ENVIRONMENTAL MATTERS

         The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations and, due to the current nature of the Company's business, there is little or no direct cost associated with such compliance.

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

         GROWTH STRATEGY AND RISKS RELATING TO ACQUISITIONS. A key element of the Company's strategy involves growth through the acquisition of additional inventories of aircraft, avionics and aircraft rotables, and engines and engine parts and the acquisition of other companies, assets or product lines that would complement or expand the Company's existing business. The Company's ability to grow by acquisition is dependent upon, and may be limited by, the availability of suitable aircraft, avionics and aircraft rotables, and engines and engine parts inventories, acquisition candidates and capital, and by restrictions contained in the Company's credit agreements. The company completed the IASI acquisition in January 1997, the Aero Support acquisition in September 1997, the ITC acquisition in April 1998, the Aerocar acquisition in June 1998, the Solair acquisition in December 1998 and the Certified acquisition in April 1999. The process of seeking to integrate an acquired company's business into the Company's operations may result in ongoing and extraordinary operating difficulties and expenditures, may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business and may result in charges against income. In addition, future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and financial condition. There can be no assurance that the Company will be able to consummate any future acquisitions on satisfactory terms or that it will be able to successfully integrate newly acquired businesses into its existing operations.

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

         DEPENDENCE ON THIRD-PARTY AIRCRAFT ENGINE REPAIR FACILITIES. The Company is dependent on third-party FAA-approved repair facilities to perform repair services to bring surplus aircraft, avionics and aircraft rotables, and engines and engine parts into a condition of airworthiness so that the Company can then sell or lease such equipment to its customers. Third-party repair facilities may experience heavy workloads or may allocate their resources to customers with whom they have entered into long-term, regularly scheduled aircraft engine and airframe maintenance agreements and thereby delay the services to be provided to the Company. The repair facilities utilized by the Company are responsible for inspecting and certifying engines and engine parts to be of serviceable quality. The Company does not have direct control over the quality of repairs performed by such repair facilities or the accuracy of the airworthiness condition designated by such facility. It is possible that engines and engine parts could pass inspection by the Company, be sold by the Company and be incorporated into an aircraft, and subsequently be determined to be unsafe or in need of further repair. In such event, the FAA has the authority to take actions that may include the grounding of an aircraft that contains such parts. Additionally, the customer who purchased such engines or engine parts could demand a replacement from the Company. While the Company has insurance coverage to cover related losses, the effect of such a development on passenger confidence and customer relations could have a material adverse effect upon the Company.

         CUSTOMER CONCENTRATION. The Company's five largest customers accounted for approximately 36% of total revenue for the year ended December 31, 1999. While the relative significance of customers varies from period to period as a result of the large unit prices associated with whole aircraft engine sales, the loss of, or significant curtailments of purchases by, one or more of the Company's significant customers at any time could have a material adverse effect on the Company's business, financial condition and results of operations.

         CUSTOMER CREDIT RISKS. The Company's inability to collect receivables from a substantial sale could adversely affect the Company's financial position and results of operations for a particular period, although Company policy is generally to sell whole engines for cash at closing. The Company's bad debt expense was 1.1% of revenues for the year ending December 31, 1999 and less than 0.5% of revenues for the years ended December 31, 1997 and 1998. The Company anticipates that it may incur greater bad debt losses in the future as its customer base grows and the Company experiences greater exposure to its customers as a result, in part, of the implementation of a program for the leasing of aircraft engines and airframes. There can be no assurance that the Company will not incur significant bad debt losses in the future that individually, or in the aggregate, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         COMPETITION. The aviation parts after-market is highly competitive. Competition is based on product quality, price and the ability to provide needed parts quickly. The largest segment of the after-market is served by OEMs. However, the relatively high overhead and slow response times often associated with such large organizations can present a handicap in a fast-moving, price-sensitive marketplace. OEMs generally concentrate on selling new parts, leaving the market in serviceable and overhauled parts to other suppliers. OEM-manufactured new parts generally do not compete with overhauled parts. The largest resellers include companies such as AAR Corp. and The AGES Group. There are approximately 10 to 15 midsize resellers, including the Company. A large portion of the market revenue is generated by over 50 small after-market suppliers and brokers. As a result of industry consolidation, management expects that a number of these smaller operators will either be acquired or will have difficulty competing in this changing market. In addition, the engine parts supply business has been reshaped by the widespread adoption of parts listing services. The parts listing services list the availability of thousands of types of parts from brokers, distributors, repair facilities and airlines. The listing includes the quantity of parts available, the condition of the parts, when the parts are available and a contact for more information. The parts listing services have created a much freer flow of information concerning the supply and demand for particular parts. Dealers now must compete not only on the basis of their relationships with customers and knowledge regarding a potential source for products, but also on the quality of the parts available, the documentation tracing the history of the parts and the price. There can be no assurance that the Company will continue to compete effectively against present and future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

         As of December 31, 1999, the Company had approximately 340 full-time employees. None of the Company's employees are members of a labor union. The Company believes that its relations with its employees are good.

STOCK OPTION PLANS

         CORPORATE POLICY. The Company is operating in a unique environment where its relatively small number of employees (consisting of 23 executives and 317 employees) make the daily decisions that directly effect the Company's operational and financial results. The Company continually strives to build and maintain a team comprised of the best executives and employees in their field by offering the most attractive work environment and performance based compensation packages available. The Board believes that the Company's stock option plans are an essential component of the Company's compensation package which promote the interests of the Company and its stockholders by strengthening the Company's ability to attract, retain and incentivize competent employees and executives and making service on the Company's Board of Directors more attractive to present and prospective non-employee directors. Such stock option plans encourage stock ownership and proprietary interest in the Company by the individuals upon whose judgment, initiative and efforts the financial success and growth of the Company largely depend.

         STOCK OPTION PLAN FOR NEW EXECUTIVES AND EMPLOYEES AND OUTSIDE DIRECTORS. Consistent with the corporate policy placing importance on stock options as part of compensation packages, the Company intends to continue to use stock options as part of the performance based compensation packages used to attract and incentivize new executives and employees. The Company also intends to use stock options in lieu of cash compensation to continue to make service by present and prospective outside directors attractive. For these reasons, the Board adopted, subject to shareholder approval, a 1998 Stock Option Plan (the "Plan") effective as of November 15, 1998 and intends to only grant options under this Plan to newly hired executives and employees as an inducement to enter into employment arrangements with the Company, and to outside members of the Board, in lieu of cash compensation, as an incentive for their service on the Board. The Plan authorizes the issuance of stock options to purchase an aggregate of 170,000 shares of the Company's Common Stock and contains substantially the same terms as the Company's 1997 Stock Option Plan. The Company obtained shareholder approval of the Plan at the 1999 Annual Meeting of Shareholders.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC REVENUES

         Total revenues derived from domestic and international customers accounted for 64% and 36%, respectively, for the year ended December 31, 1999, 67% and 33%, respectively, for the year ended December 31, 1998, and 79% and

21%, respectively, for the year ended December 31, 1997. See Footnote 15 to the Consolidated Financial Statements.

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company owns its 193,000 square foot headquarters and warehouse facility located on 11.5 acres in the Sawgrass International Corporate Park, Sunrise, Florida which is near Fort Lauderdale, Florida. The Company's address is 1100 International Parkway, Sunrise, Florida 33323. The property is subject to a mortgage held by Bank of America, N.A. to secure the Company's obligations under its bank credit facility.

The Company owns its previous 45,000 square foot office and warehouse facility located on 2.5 acres in the Sawgrass International Corporate Park, Sunrise, Florida which is near Fort Lauderdale, Florida at 14000 N.W. 4th Street, Sunrise, Florida 33325. The property is subject to a mortgage held by Bank of America, N.A.

The Company leases a 20,000 square foot facility of office and warehouse space, assumed in connection with the acquisition of Aerocar, located at 1495 N. Park Drive, Weston, Florida 33326. The lease was recently negotiated for a term ending December 31, 2010 at a base rent of approximately $18,000 per month.

The Company leases a 12,000 square foot facility of office and warehouse space, assumed in connection with the acquisition of Certified, located at 2870 Stirling Road, Hollywood, Florida 33020. The month to month lease provides for a base rent of approximately $10,000 per month.

The Company leases a 4,000 square foot facility of warehouse space, assumed in connection with the acquisition of Certified, located at RT 10 Box 916, Lake City, Florida 32025. The month to month lease provides for a base rent of approximately $1,000 per month.

The Company leases a 4,000 square foot facility of warehouse space, assumed in connection with the acquisition of Certified, located at 2060-G Tigertail Boulevard., Dania, Florida 33004. The month to month lease provides for a base rent of approximately $2,000 per month.

The Company leases a 8,614 square foot facility of warehouse space, assumed in connection with the acquisition of Certified, located at 2201-2385 Stirling Road, Fort Lauderdale, Florida, 33312. The lease provides for a term ending March 31, 2000 at a base rent of approximately $4,800 per month.

The Company leases a 12,000 square foot facility of warehouse space, assumed in connection with the acquisition of Certified, located at 5030 N.W. 109 Avenue, Suites E & H, Sunrise, Florida 33313. The month to month lease provides for a base rent of approximately $7,500 per month.

The Company leases a 44,000 square foot facility of office and warehouse space, assumed in connection with the acquisition of Solair, located at 3380 S.W. 11th Avenue, Fort Lauderdale, Florida 33315. The lease provides for a term ending August 31, 2007 at a base rent of $20,000 per month through August 31, 2002 and $23,000 per month through August 31, 2007.

The Company leases a 40,000 square foot facility of warehouse space located at 3301 S.W. 9th Avenue, Fort Lauderdale, Florida 33315. The lease provides for a term ending August 31, 2001 at a base rent of $15,045 per month.

The Company leases a 2,000 square foot facility of office and warehouse space, assumed in connection with the acquisition of Solair, located at Unit 15 Farnborough Business Centre, Pelmoor Rd., Farnborough England. The lease provides for a term ending April 7, 2003 at a base rent of approximately $19,000 plus value added taxes per year.

ITEM 3. LEGAL PROCEEDINGS.

         On July 7, 1999, the Company settled a lawsuit brought by the Estate of the late Mr. Joram Rosenfeld (a former Director of the Company) with respect to, among other things, a claim alleging entitlement to a stock option grant in late 1996. The settlement was entered into in order to limit the expense of litigating the suit as well as the protracted use of management's time and related corporate resources. The Company recorded a one-time pre-tax charge of approximately $2.2 million during the second quarter of 1999 to fulfill its obligation under the settlement and for accrued legal expenses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since June 1997, the Company's Common Stock has been listed on The Nasdaq Stock Market ("NASDAQ")-National Market under the symbol "KELL." Prior to that date, the Company's Common Stock was listed on the NASDAQ-SmallCap Market under the same symbol.

         The following table sets forth the range of high and low bid prices for the Common Stock for the period from January 1998 to December 1999, as reported by NASDAQ. The quotes represent "Inter-dealer" prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                    COMMON STOCK
                                              ------------------------
                                              HIGH                 LOW
                                              ----                 ---

Year Ended December 31, 1998:
First Quarter                                 $27 3/4              $20
Second Quarter                                $27 3/4              $23
Third Quarter                                 $27 1/8              $12 7/8
Fourth Quarter                                $28 3/4              $9  1/8

Year Ended December 31, 1999:
First Quarter                                 $28 3/4              $12 1/4
Second Quarter                                $20 5/8              $14 5/8
Third Quarter                                 $18 1/2              $9  1/2
Fourth Quarter                                $10 9/16             $7  1/2

         As of February 29, 2000, there were 11,910,981 shares of Common Stock outstanding, held by 73 stockholders of record. The Company believes that certain holders of record hold a substantial number of shares of Common Stock as nominees for a significant number of beneficial owners. The closing price for the Company's Common Stock on February 29, 2000 was $6 15/16 per share.

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

ISSUANCE OF UNREGISTERED SECURITIES DURING 1999

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



                                                                                 YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------------------------
                                                1999             1998              1997             1996              1995
                                                ----             ----              ----             ----              ----
                                                                              (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Total revenues                            $     330,944     $     180,049    $      79,439     $      24,922    $       8,579
Total operating expenses                        276,751           139,019           61,828            20,169            7,062
Net operating income                             54,193            41,030           17,611             4,753            1,517
Interest   expense,   net  of   interest         21,268             9,773            3,991               645             (225)
income
Non-operating expenses                              --                --               --                --             1,110
Income taxes                                     12,390            11,679            5,077             1,462              258
                                           ------------      ------------     ------------      ------------     ------------
Net income                                 $     20,535      $     19,578     $      8,543      $      2,646     $        374
                                           ============      ============     ============      ============     ============


                                                                               DECEMBER 31,
                                          ---------------------------------------------------------------------------------------
                                                1999             1998              1997             1996              1995
                                                ----             ----              ----             ----              ----
                                                                              (IN THOUSANDS)

BALANCE SHEET DATA:
Total current assets                       $    361,053      $    272,530     $     74,215      $     19,655     $     15,689
Total current liabilities                        38,193            42,147           19,020             8,565            6,019
Total assets                                    541,445           434,050          134,361            29,545           21,918
Non-current obligations                         332,039           242,144           65,430             2,819            2,760
Stockholders' equity                            171,213           149,759           49,912            18,161           13,139


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE HEREIN.

GENERAL

         The Company is a leader in the airborne equipment segments of the international aviation services after-market. The Company's net revenues have increased from $79.4 million for the year ended December 31, 1997 to $330.9 million for the year ended December 31, 1999. During the same time period, the Company's net income increased from $8.5 million to $20.5 million. The increase in revenues and net income is the result of a number of factors, including the expansion of the Company's product lines, customer base and market share, increases in the Company's internal growth, cost controls and overall operating efficiencies, acquisitions in existing and adjacent markets and significant capital investments.

         The Company is organized based on the products that it offers. Under this organizational structure, the Company has four reportable segments: (i) Commercial Engine Parts, (ii) Defense, (iii) Whole Engine and Aircraft and (iv) Airframe Avionics and Rotables. The Commercial Engine Parts segment is involved in the business of purchasing, overhauling (primarily through subcontractors), reselling and leasing of engine parts for large turbo-fan engines manufactured by CFM International, General Electric, Pratt & Whitney and Rolls Royce. The Defense segment is an after-market reseller of aircraft parts and turbojet engines and engine parts for helicopters and large transport aircraft. The segment's primary focus is on the Lockheed Martin C-130 Hercules aircraft, a widely used military transport aircraft, the Allison (Rolls Royce) T56/501 engine, which powers this aircraft and the Allison 250, with approximately 16,000 units actively in use by helicopters. The Company entered the small engine segment in 1997 with the acquisition of Aero Support. The acquisition of Certified on April 29, 1999 enhanced the Company's presence in this market segment. The Whole Engine and Aircraft segment leases and resells whole engines and aircraft. The Airframe Avionics and Rotables segment is engaged in the sale of a wide variety of aircraft rotables and expendable components including flight data recorders, electrical and mechanical equipment and radar and navigation systems. The Company entered the avionics and rotables segment in 1998 with the acquisition of Solair.

         The Company has completed 6 acquisitions during the period from 1997 to 1999. These acquisitions were accounted for using the purchase method of accounting for business combinations and accordingly, those companies' operating results have been included in the Company's results of operations since the date of acquisition.

RESULTS OF OPERATIONS

         For the periods indicated, the following table sets forth the percentage of certain income statement items to total revenues derived from the Company's consolidated statements of earnings.

                                                                           PERCENTAGE OF TOTAL REVENUES
                                                                        -----------------------------------
                                                                             YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                           1999         1998       1997
                                                                        ------------ ----------  ----------
Revenues:
  Sales Revenues, net                                                        87.3%        82.7%     90.1%
  Rental Revenues                                                            12.7         17.3       9.9
        Total Revenues                                                      100.0        100.0     100.0
Operating Expenses:
  Cost of Goods Sold                                                         60.7         55.7      58.9
  Depreciation of Equipment Under Operating Leases                            8.2          9.3       5.7
  Selling, General and Administrative Expenses                               12.4         10.6      11.2


                                                                           PERCENTAGE OF TOTAL REVENUES
                                                                        -----------------------------------
                                                                             YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                           1999         1998       1997
                                                                        ------------ ----------  ----------
  Depreciation and Amortization Expense                                       1.6          1.7       2.0
  Other non-recurring expenses                                                0.7          --        --
        Total Operating Expenses                                             83.6         77.3      77.8
Interest Expense (net of Interest Income)                                     6.4          5.4       5.0
        Income before income taxes                                            9.9         17.3      17.2
Income Taxes                                                                  3.7          6.4       6.4
        Net Income                                                            6.2         10.9      10.8

YEARS ENDED DECEMBER 31, 1999 AND 1998

         Consolidated sales revenues increased by 94% to $288.9 million for the year ended December 31, 1999 as compared to $148.9 million for the year ended December 31, 1998. The increase in sales revenues was impacted by the results of the Company's Solair division which was acquired in December 1998 and generated revenues of $54.0 million for the year ended December 31, 1999. Sales revenues from the Company's commercial engine parts segment increased to $75.0 million from $41.5 million in the prior year. The increase in sales of commercial engine parts was primarily due to higher levels of inventory availability as a result of the Company's increased capital resources as well as the impact of the acquisition of ITC during 1998. Sales revenues from the Company's defense segment increased by $23.8 million to $48.0 million partially due to internal growth as a result of the Company's significant investment in marketing and higher levels of inventory availability and partially the result of the acquisition of Certified in April 1999. Sales of whole aircraft and engines increased 34.5% in 1999 primarily due to higher levels of inventory availability as a result of the Company's increased capital resources. In connection with the proposed off-balance sheet initiative for the Company's aircraft and engine lease portfolio discussed in the liquidity and capital resources section below, the Company believes sales of whole aircraft and engines will decrease in the future.

         Rental revenues increased by 35% to $42.0 million for the year ended December 31, 1999 as compared to $31.1 million for the year ended December 31, 1998, primarily due to an increase in the Company's aircraft and engine lease portfolio partially offset by higher levels of idle equipment. In connection with the proposed off-balance sheet initiative for the Company's aircraft and engine lease portfolio discussed in the liquidity and capital resources section below, the Company believes sales of whole aircraft and engines will decrease in the future.

         Cost of goods sold increased by 101% to $200.9 million for the year ended December 31, 1999 as compared to $100.2 million for the year ended December 31, 1998. Gross profit margin on sales decreased to 30.5% in 1999 from 32.7% in 1998. The increase in cost of goods sold was primarily due to the increase in revenues. The decrease in the gross profit margin was primarily due to lower gross profit margins on the sales of whole aircraft and engines of 28.3% as compared to 31.1% in 1998 along with expected lower margins from the Company's Airframe Avionics and Rotables segment. Gross profit margins in the Company's commercial engine parts and defense segments were relatively stable as compared with 1998.

         Depreciation of equipment under operating leases increased by 62% to $27.1 million for the year ended December 31, 1999 as compared to $16.7 million for the year ended December 31, 1998. Gross profit margin on rental revenues decreased to 35.5% in 1999 from 46.4% in 1998. The increase in depreciation of equipment under operating leases was primarily due to the increase in the Company's aircraft and engine lease portfolio. The decrease in gross profit margin was primarily due to a continued shift in the Company's lease portfolio to longer term leases and newer equipment as well as the impact of depreciation expense incurred in connection with the slightly higher levels of idle equipment. In connection with the proposed off-balance sheet initiative for the Company's aircraft and engine lease portfolio discussed in the liquidity and capital resources section below, the Company believes depreciation of equipment under operating leases will decrease in the future.

         Selling, general and administrative expenses increased by 116% to $41.1 million for the year ended December 31, 1999 as compared to $19.1 million for the year ended December 31, 1998. As a percentage of total revenues, selling, general and administrative expenses increased to 12.4% in 1999 from 10.6% in 1998. The increase in selling, general and administrative expenses was primarily due to (i) the acquisitions of ITC, Aerocar, Solair and Certified being combined into Kellstrom, (ii) the Company's continued investment in personnel and facilities for the defense, commercial engine parts and airframe avionics and rotables segments in order to support the Company's growth model, (iii) increased professional service fees incurred in connection with (a) the design of the Company's new management information system and (b) pre-settlement legal fees incurred in connection with defending the lawsuit brought by the Estate of a late Director of the Company and (iv) an increase in bad debt expense as a result of the expansion of the Company's customer base. The Company believes selling, general and administrative expenses will continue to increase due to the Company's growth plans and need for additional personnel and facilities to support the Company's operations.

         Depreciation and amortization expense increased by 77% to $5.4 million for the year ended December 31, 1999 as compared to $3.1 million for the year ended December 31, 1998; however, as a percentage of total revenues, depreciation and amortization expense decreased to 1.6% in 1999 from 1.7% in 1998. The increase in depreciation and amortization expense was primarily due to amortization of goodwill related to the ITC, Aerocar, Solair and Certified acquisitions in addition to depreciation of the Company's new headquarters facility which was completed in December 1998.

         Other non-recurring expenses for 1999 reflect a $2.2 million charge to fulfill the Company's obligation under the settlement of a lawsuit brought by the Estate of a late Director of the Company, with respect to, among other things, a claim alleging entitlement to a stock option grant in late 1996, and for accrued legal expenses incurred in connection with the settlement.

         Interest expense (net of interest income) increased by 118% to $21.3 million for the year ended December 31, 1999 as compared to $9.8 million for the year ended December 31, 1998. The increase in interest expense was primarily driven by an increase in the Company's average debt levels during 1999, resulting from the acquisitions of ITC, Aerocar, Solair and Certified and growth in inventories and equipment under operating leases. Except for the expected impact on interest expense of the proposed off-balance sheet initiative for the Company's aircraft and engine lease portfolio discussed in the liquidity and capital resources section below, the Company believes interest expense will continue to increase as the Company continues to expand its inventory levels and facilities to support future growth in operations and completes acquisitions funded by debt. There can be no assurance, however, that the Company's operations will expand or that it will complete any material acquisitions.

         The Company's effective tax rate for the year ended December 31, 1999 was 37.6% as compared to 37.4% for the year ended December 31, 1998.

         Net income increased by 5% to $20.5 million for the year ended December 31, 1999 as compared to $19.6 million for the year ended December 31, 1998. Basic earnings per common share decreased by 11% to $1.73 for the year ended December 31, 1999 as compared to $1.94 for the year ended December 31, 1998. Diluted earnings per common share decreased by 3% to $1.48 for the year ended December 31, 1999 as compared to $1.53 for the year ended December 31, 1998.

YEARS ENDED DECEMBER 31, 1998 AND 1997

         Sales revenues increased by 108% to $148.9 million for the year ended December 31, 1998 as compared to $71.5 million for the year ended December 31, 1997. The increase in sales was primarily due to (i) growth of sales of approximately $38.4 million due to additional inventory availability as a result of the Company's increased capital resources as well as the acquisition of Aerocar being combined into Kellstrom, and (ii) incremental sales of approximately $39.0 million related to the acquisition of Aero Support and ITC. Commercial engine parts revenues increased to $41.5 million in 1998 from $37.0 million in 1997 due in part to the acquisition of ITC. Sales revenues from the Company's defense segment increased 255% in 1998 to $24.2 million as a result of the acquisition of Aero Support. Sales of whole engine and aircraft increased 200% in 1998 to $83.2 million due to additional inventory availability as a result of the Company's increased capital resources as well as the acquisition of Aerocar being combined into Kellstrom.

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

         Cost of goods sold increased by 114% to $100.2 million for the year ended December 31, 1998 as compared to $46.8 million for the year ended December 31, 1997. Gross profit margin decreased to 32.7% in 1998 from 34.6% in 1997. The increase in cost of goods sold was primarily due to the increased revenues across all segments. The decrease in the gross profit margin was primarily due to lower gross profit margins on sales from the Company's defense segment of 34.7% in 1998 compared to 39.6% in 1997.

         Depreciation of equipment under operating leases increased by 263% to $16.7 million for the year ended December 31, 1998 as compared to $4.6 million for the year ended December 31, 1997. The increase in depreciation of equipment under operating leases was primarily due to (i) the Company's continued expansion into the leasing business through purchases of individual assets as well as the acquisition of Aerocar being combined into Kellstrom, resulting in increased depreciation of approximately $10.2 million, and (ii) incremental depreciation of approximately $1.9 million related to the acquisition of ITC.

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

         The Company's effective tax rate for the year ended December 31, 1998 was 37.4% as compared to 37.3% for the year ended December 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, the Company's liquidity and capital resources included cash and cash equivalents of $0.3 million and working capital of $322.9 million. At December 31, 1999, total outstanding debt was $326.1 million as compared to $239.9 million as of December 31, 1998. As of December 31, 1999, the outstanding principal balance on the Company's convertible subordinated notes was $140.3 million and the Company had contractual lines of credit totaling $256.7 million, of which $172.4 million was outstanding and $36.6 million was available.

         Cash flows used in operating activities for the year ended December 31, 1999 was $48.6 million compared with $89.0 million for the year ended December 31, 1998. The primary uses of cash for operating activities during the year ended December 31, 1999 was for increases in inventories and equipment under operating leases of $33.2 million and $36.7 million, respectively, and an increase in trade receivables of $25.1 million. The increases in inventories, equipment under operating leases and trade receivables were to support the Company's growth. The primary sources of cash from operating activities for the year ended December 31, 1999 was from net income of $20.5 million, adjusted for non-cash expenses related to depreciation and amortization of $32.5 million.

         Cash flows used in investing activities for the year ended December 31, 1999 was $36.1 million compared with $130.1 million for the year ended December 31, 1998. The primary uses of cash for investing activities for the year ended December 31, 1999 was related to the acquisitions of Certified for $16.7 million, a $3.3 million purchase price adjustment payment related to the Solair acquisition, earn-out payments in connection with the acquisitions of Aero Support and ITC of $5.1 million in the aggregate and purchases of property, plant and equipment for $11.1 million.

         Cash flows provided by financing activities for the year ended December 31, 1999 was $83.9 million compared with $219.7 million for the year ended December 31, 1998. The primary sources of cash for financing activities for the year ended December 31, 1999 related to borrowings under line of credit agreements of $88.5 million, offset by repayments of debt of $5.0 million.

         The Company is evaluating the possibility of establishing partnerships with financial/leasing organizations for the continued expansion of its aircraft and engine sales and leasing business. Under the proposed initiative, the Company expects that it would retain a minority ownership stake in the proposed partnerships and continue to manage the operations of those partnerships. Although there are no guarantees that it will happen, this action, if consummated, could give the Company a cash infusion which it expects would be used to pay down a substantial portion of its line of credit with its commercial banks. The proposed initiative is expected to take place if and when one or more appropriate financial/leasing organizations are identified and transaction terms are finalized.

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

         The Company maintains a $256.7 million syndicated credit facility with Bank of America, N.A. (formerly NationsBank, N.A.) ("Bank of America") as the agent bank, consisting of a $250.0 million revolving credit facility and a letter of credit in the amount of up to $6.7 million, with an option by the Company to increase the revolving credit facility by an additional $50.0 million for a total of $306.7 million throughout the term, subject to the approval of Bank of America and the satisfaction of certain conditions. The credit facility bears interest ranging from prime rate plus 0 to 50 basis points, or at the

Company's option, LIBOR plus 150 to 250 basis points. The letter of credit component of the $256.7 million syndicated credit facility was specifically committed to the permanent financing of the Company's new world headquarters. The $6.7 million financing was completed by the Company on February 22, 1999.

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

         The Company and each of its operating subsidiaries have executed a plan to identify and address any possible business issues related to the impact of the Year 2000 problem on both its information technology ("IT") and non-IT systems (e.g., embedded technology). This plan addressed the Year 2000 issue in multiple phases, including (i) determining an initial inventory of the Company's systems, equipment (including embedded technology in the Company's aircraft, engine and parts inventory as well as leased equipment), vendors, customers and third party administrators that may be vulnerable to system failures or processing errors as a result of Year 2000 issues, (ii) assessment and prioritization of inventoried items to determine risks associated with their failure to be Year 2000 compliant, (iii) testing of systems and equipment to determine Year 2000 compliance, (iv) remediation and implementation of systems and equipment, and (v) contingency planning to assess reasonably likely worst-case scenarios. As part of the Company's plan, the Company retained a third party Year 2000 solution provider to assist with a risk analysis of the Company's Year 2000 issue and assist with project office management. For those systems which the Company determined were not Year 2000 compliant, implementation of the required changes was completed during 1999. Risk assessment, readiness evaluation, action plans and contingency plans related to the Company's suppliers, vendors and other third parties were also completed during 1999.

         Incremental costs, which include consulting costs and costs associated with internal resources to modify existing systems in order to achieve Year 2000 compliance, were charged to expense as incurred. The Company's cost of making the required system changes did not exceed $250,000.

         To date, the Company has experienced no significant disruptions in its information technology systems as a result of the Year 2000 date change. The Company will continue to monitor for undetected Year 2000 matters that may arise.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amended SFAS 133 to change the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Management does not anticipate a significant impact of the adoption of SFAS No. 133 on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness outstanding under the Company's $256.7 million bank credit facility. The bank credit facility, which expires in 2003, bears interest at the bank's prime rate plus 0-50 basis points or, at the Company's option, LIBOR plus 150-250 basis points. These variable interest rates are subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At December 31, 1999, the Company had approximately $172.4 million in variable rate indebtedness outstanding under the credit facility, representing approximately 53% of the Company's total debt outstanding, at an interest rate of 8.75% as of December 31, 1999. An increase in interest rates by 1% would not have a material impact on the financial condition, results of operations or cash flows of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements for the years ended December 31, 1999, 1998 and 1997, and the respective notes thereto, are set forth elsewhere in this report. An index of these financial statements appears in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company, their ages and their position with the Company are as follows:


NAME                           AGE                POSITION
----                           ---                --------
Yoav Stern                     46                 Chairman

Zivi R. Nedivi                 41                 President, Chief Executive Officer and Director

John S. Gleason                50                 Executive Vice President

Fred von Husen                 55                 Executive Vice President

Robert V. Hogan                45                 Senior Vice President

Moti Markowicz                 46                 Senior Vice President

Michael Navon                  39                 Senior Vice President

Paul F. Steele                 40                 Senior Vice President

Ami Zelcer                     51                 Senior Vice President

Oscar E. Torres                29                 Chief Financial Officer

Lance Berberian                37                 Chief Information Officer

William J. Crowe, Jr.          75                 Director

Niv Harizman                   35                 Director

William J. Lyon                76                 Director

David Jan Mitchell             38                 Director



         YOAV STERN is the Chairman of the Board of Directors and an executive officer of the Company. From the Company's inception until June 1995, Mr. Stern was the Co-Chief Executive Officer and Co-President of the Company. Mr. Stern was a founder of the Company, and has served as a director of the Company since its inception. Since August 1995, Mr. Stern has served as a director and member of the executive committee of Bogen Communication International, Inc. ("Bogen"), a company engaged in the digital voice processing business whose shares are traded on the Nasdaq National Market, and since November 1997, Mr. Stern has served as Co-Chairman of Bogen. Prior to August 1995, Mr. Stern was a Co-Chief Executive Officer of Bogen's predecessor company. Earlier, until 1994, Mr. Stern was President and a director of WordStar International, Inc. (NYSE: TLC), and Vice President of Business Development of Elron Electronic Industries Ltd. (NASDAQ: ELRNF). He also served as a director of Random Access, Inc. Mr. Stern previously served in the Israeli Air Force for ten years as an F-15, A-4, Mirage and Kfir fighter pilot, avionic systems officer, commander of Operational Training Unit and a Deputy Squadron Commander. Mr. Stern earned a Practical Engineering Diploma (MAGNA CUM LAUDE) in advance mechanics and automation from ORT Technological College, Israel, graduated from the Israel Air Force Academy and earned a B.S. degree (MAGNA CUM LAUDE) in mathematics and computer science from Tel Aviv University.

         ZIVI R. NEDIVI has been the Chief Executive Officer, President and a director of the Company since June 1995. Mr. Nedivi was the founder, President and Chief Executive Officer of the predecessor of the Company, an indirectly wholly-owned subsidiary of Rada Electronic Industries Ltd. ("Rada"), from its establishment in 1990 until June 1995. From September 1994 until June 1995, Mr. Nedivi also served as Corporate Vice President of Rada, a public company traded on the Nasdaq National Market which is engaged in the business of avionics for the commercial and military aviation industries. From October 1984 to September 1990, Mr. Nedivi was co-founder and General Manager of Maakav Ltd., a private aviation management company based in Israel. Maakav represented certain American companies in Israel, including companies active in the distribution of aircraft parts. In 1988 and 1989, Mr. Nedivi was also co-founder and director of NBC Aviation Inc., a private company based in Texas active in the sale of commercial jet engines and related components. Mr. Nedivi also serves as a director of Bogen Communication International, Inc. A graduate of the Israel Air Force Academy, Mr. Nedivi served in the Israel Air Force as an F-15 fighter pilot for seven years and held the rank of Major. He also served as a Human Engineering Consultant to Israel Aircraft Industries Ltd. on the Lavi fighter aircraft program.

         JOHN S. GLEASON has served as Executive Vice President of the Company since January 1997. From July 1997 until March 1999, Mr. Gleason served as a director of the Company, and from July 1995 until October 1997, Mr. Gleason served as Chief Financial Officer of the Company. From October 1997 until March 1999, Mr. Gleason served as President of Kellstrom Commercial Aircraft, Inc., a wholly owned subsidiary of the Company. From January 1986 until July 1995, Mr. Gleason served as the Vice President of Finance of International Aircraft Support L.P. ("IASI"), a seller of new and used aircraft engine parts. Mr. Gleason was also responsible for buying, selling and leasing IASI's commercial jet engines on a worldwide basis, as well as the procurement of jet engine inventory consignment arrangements. The company acquired the assets of IASI in January 1997. Mr. Gleason is a Certified Public Accountant and earned a B.B.A. degree from Florida Atlantic University in 1971.

         FRED VON HUSEN joined the Company in January 1997 as its Executive Vice President. From 1987 to January 1997, Mr. von Husen was IASI's President and Chief Executive Officer. Mr. von Husen has 34 years of experience in the aviation industry, primarily in engine and aircraft maintenance and financial and organization management. Prior to joining IASI, he served as Vice President of Operations and earlier as Vice President of Technical Services at AirCal, a passenger airline based in California. Mr. von Husen also spent 17 years at United Airlines in various positions including engine maintenance, engineering, and corporate planning. Mr. von Husen received a B.S.B.A. degree in organization management and finance from the College of Notre Dame.

         ROBERT V. HOGAN has served as a Senior Vice President of the Company and General Manager of the Company's Commercial Engine Parts Division since October 1999. From 1995 to 1999, Mr. Hogan held various positions with AAR Corporation including Vice President of P&W Large Commercial Products. Prior to joining AAR, Mr. Hogan spent 15 years with Pratt & Whitney at various positions including Manager of P&W's High Thrust Engine Product Line. Hr. Hogan also served in the U.S. Navy and logged nearly 2,000 flight hours in P3-B & C aircraft and is a Vietnam era veteran. Mr. Hogan holds an associate in science degree in business management from Post College and a Bachelor of Science degree from Teikyo Post University. Mr. Hogan attended the Hartford Graduate Center's Executive Masters degree Program (EMP) for his master of science in management.

         MOTI MARKOWICZ has served as a Senior Vice President of the Company since January 1999, and as a General Manager of the Company's Certified Division since April 1999. From September 1997 until January 1999, Mr. Markowicz served as an Executive Vice President of Aero Support Holdings, Inc., a wholly owned subsidiary of the Company, and from 1985 until September 1997, as an Executive Vice President of Aero Support USA Inc. ("Aero Support"). The assets of Aero Support were acquired by the Company in September 1997. Mr. Markowicz received a B.S. in Electrical Engineering from Polytechnic University and an M.B.A. from New York Institute of Technology.

         MICHAEL NAVON has served as a Senior Vice President of the Company since January 1999, and as a General Manager of the Company's Certified Division since April 1999. From September 1997 until January 1999, Mr. Navon served as an Executive Vice President of Aero Support Holdings Inc., and from 1989 until September 1997, Mr. Navon served in various positions with Aero Support. Mr. Navon received a B.S. in Marketing and an M.B.A.from Baruch.

         PAUL F. STEELE has been a Senior Vice President of the Company since 1997. From 1995 until 1997, Mr. Steele was a Vice President of the Company. From 1994 until 1995, Mr. Steele was the Vice President of Purchasing for the predecessor of the Company, and from 1993 until 1994, Mr. Steele served as a Director of Operations of such company. Prior to 1993, Mr. Steele held the position of Vice President of Technical Sales at The AGES Group, a subsidiary of Volvo Flygmotor and supplier of commercial aircraft engines. Mr. Steele graduated from Bolton Street College, Dublin.

         AMI ZELCER has been a Senior Vice President of the Company since February, 1999. From 1996 until 1999, Mr. Zelcer was President of AAR Aircraft Component Services. From 1991 until 1995, Mr. Zelcer was the Vice President of Marketing with TAT Technologies in Israel. From 1976 to 1991, Mr. Zelcer held various positions with Vickers Incorporated, Sundstrand Corporation, Urdan Corporation (in Israel) and Speco Corporation. Mr. Zelcer received a Bachelor's Degree in Mechanical Engineering and a Master's degree in Mechanical Engineering from Ohio State University.

         OSCAR TORRES has served as Chief Financial Officer of the Company since February 2000. From January 1999 until February 2000, Mr. Torres served as Vice President of Finance and Corporate Controller of the Company. Prior to joining the Company, Mr. Torres was a Manager at KPMG LLP at which he held various positions since July 1993. Mr. Torres is a Certified Public Accountant licensed in Florida and earned his undergraduate degree in Accounting from Florida International University in 1991 and an M.B.A. from the University of Miami in 1992.

         LANCE BERBERIAN has served as Senior Vice President and Chief Information Officer of the Company since January 2000. From 1997 to 1999, Mr. Berberian was Chief Information Officer at Interim Healthcare. Prior to joining Interim, Mr. Berberian also spent 3 years at Corning Clinical Laboratories as Chief Information Officer. Mr. Berberian received a B.A. degree in Business Administration from Thomas Edison State College in New Jersey.

         ADMIRAL WILLIAM J. CROWE, JR. has served as a director of the Company since March 1999. From 1985 until 1989, Admiral Crowe held the position of Chairman of the Joint Chiefs of Staff under President Reagan. After retirement from the military in 1989, Admiral Crowe was a Counselor at the Center for Strategic and International Studies in Washington and a Professor of Geopolitics at the University of Oklahoma. He served as Chairman of the President's Foreign Intelligence Advisory Board from 1993 to 1994, and from 1994 until 1997, Admiral Crowe served as U.S. Ambassador to the United Kingdom and Northern Ireland. Admiral Crowe has previously served as a director of several public companies, including Merrill Lynch, Texaco and General Dynamics, and currently serves as a director of several private companies. From 1997 until 1999, Admiral Crowe served as a part-time professor at George Washington University. Admiral Crowe currently serves as a part-time professor at the United States Naval Academy, and as a senior advisor to Global Options L.L.C. Admiral Crowe is a graduate of the United State Naval Academy, and received an M.A. in education from Stanford University and a Ph.D. in politics from Princeton University.

         NIV HARIZMAN has served as a director of the Company since December 1997. From January 1998 until the present, Mr. Harizman has served as a Principal with BT Alex.Brown Incorporated ("BT Alex. Brown"), the investment banking subsidiary of Bankers Trust New York Corporation. From June 1996 until January 1998, Mr. Harizman was a Vice President with BT Alex. Brown. He started with BT Alex. Brown in 1995. While at BT Alex. Brown, he has advised companies in a broad range of manufacturing and service industries in their merger and acquisitions activities and helped clients finance targeted acquisitions. Prior to working at BT Alex. Brown, from 1994 until 1995, Mr. Harizman was a member of the mergers and acquisitions group at the investment banking firm of Wasserstein Perella & Co., where he performed comprehensive strategic advisory assignments including financial restructuring, leveraged buyouts, recapitalizations, acquisitions, and divestitures. Prior to working at Wasserstein, Mr. Harizman was an investment analyst for Henry Crown and Company in Chicago, where he was involved in transactions in the cellular, media, manufacturing, entertainment and agricultural industries. Mr. Harizman also worked at the Chicago Board Options Exchange in equity and index options trading. Mr. Harizman received a B.B.A. in Finance from the College of Business Administration at the University of Texas at Austin, and an M.B.A. with a specialization in Finance from the University of Chicago Graduate School of Business.

         GENERAL WILLIAM LYON has served as a director of the Company since October 1998. General Lyon is Chairman of the Board, President and Chief

Executive Officer of William Lyon Homes, Inc. General Lyon also serves as Chairman of the Board of The Presley Companies, a public company traded on the New York Stock Exchange which is engaged in the home design, construction and sales business. General Lyon has previously served as Chairman, President and Chief Executive and Operating Officer of AirCal, a Southern California-based regional airline which was sold to American Airlines in 1987. From 1987 until 1995, General Lyon served on the Board of Directors of American Airlines. In 1989, General Lyon established Air/Lyon, Inc., a private company which provides ground service to airlines and aircraft maintenance services. General Lyon is a retired United States Air Force General, and has received 17 awards and decorations including the Distinguished Service Medal Legion of Merit, the Distinguished Flying Cross, the Air Medal with two oak leaf clusters and the Presidential Unit Citation. From 1975 through 1979, General Lyon served as Chief of the U.S. Air Force Reserve. General Lyon currently serves as a director of Board of Fidelity National Financial, Inc., and is a Life Member of the University of Southern California Board of Trustees. In addition, General Lyon is Chairman of the Falcon Foundation, which provides scholarships to youths hoping to attend the Air Force Academy, and is Chairman of the Academy of the Research and Development Institute, also at the Air Force Academy. General Lyon attended the University of Southern California and Dallas Aviation School and Air College.

         DAVID JAN MITCHELL has served as a director of the Company since December 1993. Since January 1991, Mr. Mitchell has been the President of Mitchell & Co., Ltd., a New York-based merchant banking company founded by him which is engaged in venture capital investments and financing. Mr. Mitchell is a director of Moto Guzzi, a publicly traded Italian motorcycle company. Mr. Mitchell is also Chairman and President of North Atlantic Acquisition Corporation, a publicly traded acquisitions company, and since March 1998, Mr. Mitchell has served as the Chairman of Direct Furniture and Empire Card MasterCard. Since March 1995, Mr. Mitchell has served as a director of Bogen Communication International, Inc. Mr. Mitchell serves as a director of several private companies, including Madah-Com Inc., a company involved in sound transmission, and SoftCom, Inc., a developer of interactive video technology to be used over the Internet.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Exchange Act requires the Company's executive officers, directors and beneficial owners of more than 10% of a class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during its most recent fiscal year, except for one report disclosing no transactions filed by Robert Hogan and one report disclosing one transaction filed by William J. Crowe, the Company believes that during the year ended December 31, 1999, all reporting persons timely complied with all filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Compensation Committee, which was formed in 1998, consists of Niv Harizman and David Jan Mitchell. There were no interlocks with other companies within the meaning of the SEC's proxy rules during 1999.

COMPENSATION TABLES

         The following table summarizes the aggregate compensation paid during each of the years ended December 31, 1997, 1998 and 1999 to the Company's Chief Executive Officer (the "CEO") and the Company's four most highly compensated executive officers other than the CEO in 1999. The CEO and such other executive officers are sometimes referred to herein as the "Named Executives."


                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                         ANNUAL COMPENSATION           COMPENSATION
                                     ----------------------------     ---------------

                                                                        SECURITIES
         NAME AND                                                       UNDERLYING    ALL OTHER COMPEN-
    PRINCIPAL POSITION        YEAR     SALARY ($)      BONUS ($)       OPTIONS (#)        SATION ($)
    ------------------        ----     ----------      ---------       -----------    ----------------
Zivi R. Nedivi (1),           1997       240,000         345,600         421,000           9,095(2)
Chief Executive               1998       480,000         720,000         283,000(3)        8,057(4)
Officer, President and        1999       480,000         157,736            --             8,095(4)
Director

Yoav Stern (1)(5), Chairman   1997         --                 --         421,000           1,000(6)
                              1998         --                 --         283,000(3)           --
                              1999       320,000         157,736            --                --

John S. Gleason,              1997       190,000         129,600         165,000           1,262(6)
Executive                     1998       225,000         187,500         115,000(7)       11,250(8)
Vice President                1999       240,000          41,077            --            12,000(8)

Fred von Husen(9),            1997       190,000         129,600          75,000           1,333(6)
Executive Vice President      1998       200,000         150,000          55,000          10,000(8)
                              1999       220,000          36,148          --            10,008(8)


                                                                       LONG-TERM
                                         ANNUAL COMPENSATION          COMPENSATION
                                     ----------------------------     ------------

                                                                      SECURITIES
         NAME AND                                                     UNDERLYING     ALL OTHER COMPEN-
    PRINCIPAL POSITION        YEAR     SALARY ($)      BONUS ($)      OPTIONS (#)        SATION ($)
    ------------------        ----     ----------      ---------      -----------    ----------------
Gideon Vaisman (10),          1997         --             --             --                 --
Senior Vice President         1998       200,000        112,500       150,000           2,292(11)
                              1999       200,000        32,862           --             16,000(8)


(1) Until its dissolution in August 1999, Messrs. Nedivi and Stern owned interests in Helix Management Company II, L.L.C., which until March 30, 1999, provided certain merger, acquisition and financial advisory services to the Company pursuant to an engagement letter agreement under which it received a retainer and was entitled to certain transaction fees under certain circumstances. Amounts reported exclude amounts paid to Helix Management Company II, L.L.C. See "Certain Relationships and Related Transactions."

(2)  Consisting of a $8,095 life insurance premium and a $1,000 holiday bonus.

(3) Includes an option to purchase 176,000 shares, originally granted in 1997 and repriced (and vesting schedule extended) as of October 8, 1998.

(4)  Consisting of a life insurance premium.

(5)  Mr. Stern became an executive officer of the Company in March 1999.

(6)  Consisting of a holiday bonus.

(7) Includes an option to purchase 65,000 shares, originally granted in 1997 and repriced (and vesting schedule extended) as of October 8, 1998.

(8)  Consisting of a contribution to an employee-directed investment fund.

(9)  Mr. von Husen joined the Company in January 1997.

(10) Mr. Vaisman joined the Company in April 1998.

(11) Consisting of the Company's matching contribution to its 401(k) Savings
     Plan.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         No options or stock appreciation rights were granted to the Named Executives in the fiscal year ended December 31, 1999.

         The following table sets forth information concerning the value realized by the Named Executives upon exercise of stock options during the fiscal year ended December 31, 1999, and the value of unexercised stock options held by the Named Executives at December 31, 1999.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES (1)


                     SHARES          VALUE        NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                   ACQUIRED ON     REALIZED        UNEXERCISED OPTIONS AT FISCAL        IN-THE-MONEY OPTIONS AT
NAME               EXERCISE (#)      ($)                   YEAR-END (#)                    FISCAL YEAR-END ($)
----               ------------    ---------       -----------------------------        ------------------------
                                                   EXERCISABLE     UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
                                                   -----------     -------------     -----------    --------------

Zivi R. Nedivi           --             --          589,000            88,000           534,150           --

Yoav Stern               --             --          589,000            88,000           534,150           --

John S. Gleason        120,000      1,412,707        98,332            76,668            57,200           --

Fred von Husen           --             --           61,666            73,334            52,333         26,167

Gideon Vaisman           --             --           50,000           100,000            --               --

-----------------
(1)      No stock appreciation rights are held by any of the Named Executives.

COMPENSATION OF DIRECTORS

         All directors are reimbursed for out-of-pocket expenses incurred in attending Board meetings or for otherwise acting on behalf of the Company. Messrs. Nedivi and Stern did not receive any compensation for service as directors of the Company beyond that paid to them under their respective Employment Agreements on account of their services as executive officers of the Company. During 1999, the other directors each received stock options on account of their service as directors of the Company to purchase 30,000 shares each at an exercise price of $19.00 per share.

         The options granted to the Company's directors in 1999 were granted under the Company's 1998 Stock Option Plan. During 1999, this Plan was administered by the Board and by the Compensation Committee. Under the Company's 1998 Stock Option Plan, options are granted by the Board or the Compensation Committee on such terms and at such prices as may be determined by the Board or the Compensation Committee, except that the exercise price per share of stock options may not be less than the fair market value of a share of Common Stock at the time of grant. Each option is for a term of not more than 10 years and vests at such time or times and during such period as determined by the Board or the Compensation Committee. Under the terms of the Company's 1998 Plan, in the event of a change in control of the Company (as defined in such plans), unless otherwise determined by the Board, the purchaser of the Company's assets or stock may, in its sole discretion, deliver the same consideration as is delivered to the stockholders of the Company as a result of such transaction or the Board may cancel all outstanding options in exchange for cash or other consideration equal in value to the value of the consideration that the option holder would have received had the option been exercised (to the extent then exercisable) prior to such transaction, less the exercise price therefor. Upon any such transaction, the Plan provides that all outstanding options generally become immediately exercisable in full.

EMPLOYMENT AGREEMENTS

         NEDIVI EMPLOYMENT AGREEMENT. The Company entered into an Employment Agreement with Mr. Nedivi, effective as of March 30, 1999 and amended as of December 27, 1999, pursuant to which Mr. Nedivi is employed as President and Chief Executive Officer of the Company. The Employment Agreement provides for the employment of Mr. Nedivi through December 31, 2004, at an annual base salary of $480,000, subject to annual review and upward adjustment, and a bonus of between $0 and an amount equal to 150% of the then-current salary, based upon the Company's net income during each calendar year in relation to the Company's target net income, as determined in advance by the Compensation Committee, for such year. In addition, the Employment Agreement provides that Mr. Nedivi will be paid severance equal to two years of the then-current base salary, plus an amount equal to the bonus paid to Mr. Nedivi on account of each of the two then-preceding calendar years, if employment is terminated without cause. Under the Employment Agreement, Mr. Nedivi may not compete with the Company during the term of the Agreement or for three years following termination other than involuntary termination or termination by Mr. Nedivi for good reason (as defined therein). Under the terms of the Employment Agreement, the Company continues to pay the premium on a life insurance policy on the life of Mr. Nedivi which had been maintained by the Company and transferred to Mr. Nedivi.

         STERN EMPLOYMENT AGREEMENT. The Company entered into an Employment Agreement with Mr. Stern, effective as of March 30, 1999 and amended as of March 31, 1999 and December 27, 1999, pursuant to which Mr. Stern is employed as Chairman of the Company through December 31, 2004, on substantially the same terms as those included in the Employment Agreement with Mr. Nedivi. Under the terms of such Employment Agreement, Mr. Stern is responsible for the development and implementation of the strategic plans for the growth and development of the Company's business and operations, including overseeing all aspects of the Company's mergers and acquisitions activities (including, without limitation, analyzing, structuring, negotiating and effecting acquisitions and integrating newly acquired businesses with the business and operations of the Company).

         GLEASON EMPLOYMENT AGREEMENT. The Company entered into an Employment Agreement with Mr. Gleason, effective as of May 18, 1995 and amended as of February 14, 1997 and December 27, 1999, pursuant to which Mr. Gleason is employed as an executive officer of the Company. The agreement, as amended, provides for the employment of Mr. Gleason through July 1, 2000, at an annual base salary of $190,000, subject to annual review and upward adjustment, and a bonus of between $0 and $135,000, based upon the net income of the Company and of the Company's Kellcad division during each calendar year in relation to the target net incomes of the Company and the Kellcad division, respectively, as determined in advance by the Compensation Committee, for such year. If Mr. Gleason's employment is terminated without cause, the employment agreement provides that Mr. Gleason will be paid a severance payment equal to four months of his base salary, provided that if termination is in connection with a change of control, Mr. Gleason will be paid an amount equal to twelve months of his base salary. A change of control is defined in the agreement as (i) any transaction which results in the stockholders of the Company immediately before the transaction ceasing to own at least 51% of the voting stock of the Company or of the entity which results from the transaction, (ii) a merger, consolidation or other transaction where the Company is not the surviving entity or (iii) a disposition of all or substantially all of the assets of the Company. Under the Employment Agreement, Mr. Gleason may not compete with the Company during the term of the Employment Agreement or for two years following termination other than involuntary termination or termination by Mr. Gleason for good reason (as defined therein). Under the terms of the Employment Agreement, the Company maintains a life insurance policy on the life of Mr. Gleason in the amount of $2 million, and transferred such policy without consideration to Mr. Gleason in January 1999 pursuant to the terms of the Employment Agreement.

         VON HUSEN EMPLOYMENT AGREEMENT. The Company entered into an Employment Agreement with Mr. von Husen, effective as of October 25, 1996 and amended as of December 27, 1999, pursuant to which Mr. von Husen is employed as an executive officer of the Company. The agreement provides for the employment of Mr. von Husen through January 15, 2002, at an annual base salary of $190,000, subject to annual review and upward adjustment, and a bonus of between $0 and $135,000, based upon the Company's net income during each calendar year in relation to the Company's target net income, as determined in advance by the Compensation Committee, for such year. If Mr. von Husen's employment is terminated without cause, the Employment Agreement provides that Mr. von Husen will be paid severance payment equal to four months of his base salary, provided that if termination is in connection with a change of control (as previously defined), Mr. von Husen will be paid an amount equal to eight months of his base salary. Under the Employment Agreement, Mr. von Husen may not compete with the Company during the term of the Agreement or for two years following termination other than involuntary termination (in which case the non-compete period expires one year after termination), termination in the event of a change of control (in which case the non-compete period expires six months after termination) or termination by Mr. von Husen for good reason (as defined therein).

         VAISMAN EMPLOYMENT AGREEMENT. The Company (through its wholly-owned subsidiary, Integrated Technology Holdings Corp.) entered into an Employment Agreement with Mr. Vaisman, effective as of February 27, 1998 and amended as of September 15, 1998, pursuant to which Mr. Vaisman was employed as an executive officer of the Company through January 1, 2000. The agreement, as amended, originally provided for the employment of Mr. Vaisman through April 1, 2001, at an annual base salary of $200,000, subject to annual review and upward adjustment, and a bonus of between $0 and $150,000. Mr. Vaisman was also granted options to purchase 150,000 shares of Common Stock pursuant to the Employment Agreement. Under the Employment Agreement, unless the Company is determined to be in default of its obligation to make certain payments under the Purchase

Agreement pursuant to which the Company purchased the assets of Integrated Technologies Corp., Mr. Vaisman may not compete with the Company during the term of the Agreement or for two years following termination other than termination by Mr. Vaisman for good reason (as defined therein). Effective as of January 1, 2000, the Company and Mr. Vaisman entered into an agreement pursuant to which the Employment Agreement was terminated, and Mr. Vaisman was retained by the Company as a consultant for a period of three months. In connection with the termination of the Employment Agreement, the stock options previously granted to Mr. Vaisman were also terminated. The restrictions on competition by Mr. Vaisman under the Employment Agreement remain in effect in accordance with their original terms.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of March 1, 2000 regarding the beneficial ownership of Common Stock by (i) each stockholder known to the Company to beneficially own more than five percent (5%) of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company named in the Summary Compensation Table which appears in Item 11; and (iv) all directors and executive officers as a group. The percentage of beneficial ownership for each person or entity in the table is based on 11,910,981 shares of Common Stock outstanding as of March 1, 2000, including for each person or entity any shares of Common Stock which may be acquired by such person or entity within 60 days upon exercise of outstanding options, warrants or other rights to acquire shares of Common Stock.


                                                                    SHARES BENEFICIALLY OWNED
                                                                    -------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                              NUMBER          PERCENT
------------------------------------                                  ------          -------
Yoav Stern(2)(3)                                                         793,035       6.2%
Zivi R. Nedivi(2)(4)                                                     782,535       6.2%
David Jan Mitchell(5)                                                    185,787       1.5%
John S. Gleason(6)                                                       114,332      *
Niv Harizman(7)                                                           46,000      *
Gideon Vaisman                                                              --        *
Fred von Husen(8)                                                         89,333      *
General William Lyon(9)                                                   35,000      *
Admiral William J. Crowe, Jr.(10)                                         33,000      *
All executive officers and directors as a group (16 persons)(11)       2,284,361      16.1%


*        Less than 1%

(1) The address of each person named is 1100 International Parkway, Sunrise, Florida 33323.

(2) Excludes certain shares of Common Stock that may be deemed to be beneficially owned as a member of a "group" for the purposes of Section 13(d) under the Exchange Act by virtue of a Stockholders Agreement, dated August 24, 1995, as amended, between Messrs. Stern and Nedivi. Each party thereto agreed not to sell, encumber or otherwise dispose of any shares of Common Stock beneficially owned by him except in accordance with the terms of said agreement. In addition, each party thereto agreed to vote all shares of Common Stock beneficially owned by him as directed by a majority of such parties. As a result, each of Messrs. Stern and Nedivi may be deemed to share voting and dispositive power, and therefore to beneficially own, the shares of Common Stock beneficially owned by the other.

(3) Includes 589,000 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days, and 6,636 shares issuable upon the exercise of warrants which are currently exercisable.

(4) Includes 589,000 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days, and 6,636 shares issuable upon the exercise of warrants which are currently exercisable.

(5) Includes 104,750 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days.

(6) Includes 98,332 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days.

(7) Includes 45,000 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days.

(8) Includes 88,333 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days.

(9) Consists of 35,000 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days.

(10) Includes 30,000 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days.

(11) Includes 1,681,082 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days, and 96,772 shares issuable upon the exercise of warrants which are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The following is a summary of certain agreements and transactions between or among the Company and certain related parties. It is the Company's policy to enter into transactions with related parties on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties. It is also the Company's policy to submit any such proposed transactions to the Independent Committee for review and approval. Based on the Company's experience in the industries in which it operates and the terms of its transactions with unaffiliated parties, it is the Company's belief that all of the transactions described below involving the Company met that standard at the time such transactions were effected.

         The Company has previously engaged Helix Management Company II, L.L.C. ("Helix"), a company which had been controlled by Messrs. Stern and Nedivi, to act as the Company's exclusive financial advisor with respect to merger and acquisition transactions and as principal financial adviser with respect to other transactions for a term that commenced effective January 1, 1997. The Company and Helix terminated the agreement effective as of March 30, 1999, pursuant to a Termination Agreement (the "Helix Termination Agreement"). Under the terms of the original agreement with Helix, entered into as of March 28, 1997, Helix received a monthly retainer of $25,000 and a success fee that was determined by the Company and Helix on a per transaction basis, but not less than 2% of the aggregate consideration paid in connection with the applicable transaction. Payments under the agreement with Helix by the Company were in lieu of any fees payable to Mr. Stern as Chairman of the Board. A significant portion of the retainer was paid by Helix to Mr. Stern, who as Chairman of the Board of the Company actively participates in leading business development efforts and the strategic growth and direction of the Company. As a result of ownership interests held by Messrs. Stern and Nedivi in Helix, a portion of the transaction fees paid by the Company to Helix were distributed by Helix to Messrs. Stern and Nedivi during 1999. The Company paid Helix $1.5 million in connection with certain merger and acquisition transactions that occurred during 1999. Under the terms of the Helix Termination Agreement, the Company was required to pay Helix success fees only in those transactions procured by Helix which had either been consummated or signed prior to the date of termination. Helix waived all other fees to which it may have been entitled, including monthly retainer fees on account of the ninety day period following termination and success fees on account of any transactions procured by Helix and undertaken by the Company within one year of termination. Helix also agreed to provide, for no additional consideration, the Company such assistance (including access to its members and employees and copies of its records and files) as necessary to assure an orderly transition in the services previously provided by Helix.

         Until March 30, 1999, the Company was a party to a management agreement with East Shore Ventures, Inc. ("East Shore"), an entity wholly owned by Mr. Nedivi, pursuant to which Mr. Nedivi provided the services of Chief Executive Officer to the Company. The Management Agreement provided for an annual base fee of $240,000, subject to annual review and upward adjustment, and a bonus of between $0 and $360,000, depending solely on the profitability of the Company. Under the terms of the Management Agreement, the Company maintained a life insurance policy on the life of Mr. Nedivi in the amount of $4 million, which policy was transferred without consideration to Mr. Nedivi in January 1999 pursuant to the terms of such Management Agreement. The Company entered into a Termination Agreement with East Shore effective as of March 30, 1999, pursuant to which the parties agreed to terminate the Management Agreement and agreed that East Shore would only be paid management fees and related benefits prorated through the date of termination.

         The Company has from time to time loaned money to certain of its executive officers and directors for the purpose of purchasing shares of Common Stock in the open market (including loans pursuant to the Company's 1998 Stock Purchase Plan which was approved by the Company's stockholders at the 1998 Annual Meeting of Stockholders), or pursuant to the terms of employment agreements between the Company and its executive officers. The following table sets forth, with respect to each executive officer or director who was indebted to the Company in an amount in excess of $60,000 at any time since January 1, 1999, the largest aggregate amount of indebtedness outstanding at any time during such period, the date such indebtedness was incurred, the amount thereof outstanding as of March 1, 2000, the rate of interest charged thereon and the nature of the loan.

                                        LARGEST AGGREGATE
                                        AMOUNT OUTSTANDING                             AMOUNT OUTSTANDING AS OF    INTEREST RATE
           NAME                                 ($)                  DATE INCURRED         MARCH 1, 2000 ($)             (%)
           ----                         --------------------         -------------      -------------------------   ---------------

          Zivi R. Nedivi(1).........            135,000                     7/24/97              120,000                  6.54%
             President                          250,000                     6/15/98              225,000                  5.69%
                                                 80,400                     8/05/98               72,360                  5.69%
                                                 55,500                     8/10/98               49,950                  5.69%
                                                -------                                           ------
              Total.................            520,900                                          467,310

          Yoav Stern(1).............            135,000                     2/28/97              120,000                  6.10%
           Chairman                             250,000                     6/15/98              225,000                  5.69%
                                                134,000                     8/05/98              120,600                  5.69%
                                                -------                                           ------
                  Total.............            519,000                                          465,600

          John Gleason(1)...........             45,000                     4/02/97               40,000                  6.10%
            Executive Vice                       98,861                     6/15/98               88,975                  5.69%
            President                           100,000                     9/28/98               90,000                  5.47%
                                                -------                                           ------
                  Total.............            243,861                                          218,975

          Michael Wallace(1)........            100,000                     6/15/98               70,000                  5.69%
            Former Chief
            Financial Officer

          Ami Zelcer................            100,000(1)                  8/23/99              100,000                  5.87%
            Senior Vice                          75,000(2)                  2/17/99               75,000                  4.66%
             President                           75,000(2)                  5/28/99               75,000                  5.15%
                                                -------                                           ------
                  Total.............            250,000                                          250,000

          Robert Hogan(3)...........            150,000                    10/05/99              150,000                  5.35%
            Senior Vice President

          David Mitchell(1).........             83,633                     8/25/99               83,638                  5.87%


------------------------

(1) These loans were granted for the purpose of purchasing shares of Common Stock on the open market. Such loans are payable over four years for employees or five years for directors at an interest rate based on the "Applicable Federal Rate" at the time of the loan. Accrued interest is to be paid annually in arrears beginning on the first anniversary of the date of the loan. The loans provide for mandatory prepayment if the officer or director sells any shares of the Company's Common Stock. While the loans are unsecured, officers and directors are obligated to repay such loans in full regardless of the market value of the Common Stock upon any such sale.

(2) These loans were granted pursuant to the terms of the Employment Agreement between the Company and Mr. Zelcer dated February 1, 1999. Such loans are payable in three equal installments on each of the third, fourth and fifth yearly anniversaries of the grant dates, at an interest rate based on the "Applicable Federal Rate" at the time of the loan. The Employment Agreement provides that in the event of the termination of the Employment Agreement prior to the end of the Employment Period (as defined therein), the full principal amount of the loans then outstanding, together with all accrued interest thereon, will be immediately due and payable.

(3) This loan was granted pursuant to the terms of the Employment Agreement between the Company and Mr. Hogan dated October 6, 1999. Interest accrues on the loan at an interest rate based on the "Applicable Federal Rate" at the time of the loan. The Employment Agreement provides that at the end of each of the first, second and third yearly anniversaries of the commencement of Mr. Hogan's employment under the Employment Agreement, provided that Mr. Hogan is then employed by the Company, $50,000 of the principal amount of the loan will be forgiven, together with any interest which shall have accrued on the loan during such year. The Employment Agreement further provides that in the event of the termination of the Employment Agreement prior to the end of the Employment Period (as defined therein), the full principal amount of the loans then outstanding, together with all accrued interest thereon, will be immediately due and payable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

         Kellstrom Industries, Inc. Consolidated Financial Statements:

         Independent Auditors' Report

         Consolidated Balance Sheets at December 31, 1999 and 1998

         Consolidated Statements of Earnings for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Stockholders' Equity and Comprehensive
            Income for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the years ended December 31,
            1999, 1998 and 1997

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

Date: March 30, 2000                        KELLSTROM INDUSTRIES, INC.
                                            (Registrant)

                                            By: /s/ ZIVI R. NEDIVI
                                               --------------------------------

                                            Title: Chief Executive Officer and
                                                   President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                      TITLE                                        DATE
---------                                      -----                                        ----

/s/ ZIVI R. NEDIVI                             President and Chief Executive                March 30, 2000
---------------------------------              Officer and Director
Zivi R. Nedivi                                 (principal executive officer)

/s/ YOAV STERN                                 Chairman of the Board of Directors           March 30, 2000
---------------------------------
Yoav Stern

/s/ OSCAR E. TORRES                            Chief Financial Officer                      March 30, 2000
---------------------------------              (principal financial and
Oscar E. Torres                                accounting officer)

/s/ DAVID JAN MITCHELL                         Director                                     March 30, 2000
---------------------------------
David Jan Mitchell

/s/ NIV HARIZMAN                               Director                                     March 30, 2000
---------------------------------
Niv Harizman

                                               Director
---------------------------------
General William Lyon

                                               Director
---------------------------------
Admiral William J. Crowe, Jr.


                                  EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------

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

4.5      Form of Note (included in Exhibit 4.4)

4.6 Indenture of Trust dated as of February 1, 1999 between the Company and Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31,
         1999).

4.7      Form of Note (included in Exhibit 4.6).

4.8 Form of Warrant dated August 31, 1999 between the Company and Zivi Nedivi, Yoav Stern and Yehuda Perry (filed herewith).

4.9 Form of Warrant dated August 31, 1999 between the Company and Zivi Nedivi, Yoav Stern and Yehuda Perry (filed herewith).

4.10 Form of Warrant dated August 31, 1999 between the Company and Zivi Nedivi, Yoav Stern and Yehuda Perry (filed herewith).

4.11 Form of Warrant dated August 31, 1999 between the Company and Zivi Nedivi, Yoav Stern and Yehuda Perry (filed herewith).

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

10.3* Employment Agreement dated January 1, 1996 between Paul F. Steele and the Company (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.4* Employment Agreement dated May 18, 1995 between John Gleason and the Company (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 30, 1996).

10.5* Employment Agreement dated October 25, 1996 between Fred von Husen and the Company (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.6* Amendment No. 1 to Employment Agreement dated February 14, 1997 between John Gleason and the Company (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.7* Employment Agreement dated March 30, 1999 between Zivi R. Nedivi and the Company (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31, 1999).

10.8* Employment Agreement dated March 30, 1999 between Yoav Stern and the Company (incorporated by reference to the Annual Report on Form
         10-K filed with the Commission on March 31, 1999).


10.9 Stockholders Agreement dated August 24, 1995 between Zivi R. Nedivi and Yoav Stern (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 30, 1996).

10.10 Amendment, dated January 15, 1996, to Stockholders Agreement dated August 24, 1995 between Zivi R. Nedivi and Yoav Stern (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.11 Asset Purchase Agreement dated October 28, 1996 by and among the Company, a wholly owned subsidiary of the Company and IASI (incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on November 14, 1996).

10.12 Securities Purchase Agreement dated as of January 15, 1997 between the Company and The Equitable Life Assurance Society of the United States (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.13 Amendment No. 1 to Securities Purchase Agreement dated February 14, 1997 between the Company and The Equitable Life Assurance Society of the United States (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.14 Warrant dated January 15, 1997 between the Company and The Equitable Life Assurance Society of the United States (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.15 Note Purchase Agreement dated as of January 9, 1997 by and among the Company and the Purchasers listed on Schedule I thereto (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.16 Amendment No. 1 to the Note Purchase Agreement dated January 15, 1997 by and among the Company and the Purchasers listed on Schedule I thereto (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.17    Form of Warrant between the Company and the Purchasers listed on
         Schedule I to the Note Purchase Agreement (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31,
         1997).

10.18 Amended and Restated Loan and Security Agreement dated as of December 14, 1998 among the Company, certain of its subsidiaries, the lenders party thereto, from time to time, Bank of America, N.A. (as successor to NationsBank, N.A.), as agent for the lenders, and NationsBanc Montgomery Securities, LLC, as syndication agent (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31, 1999).

10.19 Form of Revolving Credit Note (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31, 1999).

10.20 Rights Agreement, dated January 14, 1997, by and between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to the Registration Statement on Form 8-A filed with the Commission on January 16, 1997).

10.21 Amendment No. 1, dated February 27, 1997, to Rights Agreement dated January 14, 1997 by and between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to the Current Report on Form 8-K/A filed with the Commission on March 7, 1997).

10.22* 1995 Stock Option Plan of the Company (incorporated by reference to the Proxy Statement of the Company filed with the Commission on May 15,
         1995).

10.23* 1996 Stock Option Plan of the Company, as amended (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31, 1999).


10.24* 1997 Stock Option Plan of the Company, as amended (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31, 1999).


10.25* 1998 Stock Option Plan of the Company (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31,
         1999).


10.26 Asset Purchase Agreement, dated September 10, 1997, by and among Kellstrom Industries, Inc. and Aero Support Holdings, Inc., on the one hand and Aero Support, U.S.A. Inc. Zvi Bar-On, Mordechai Markowicz and Michael Navon, on the other hand. (incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 24,
         1997).

10.27 Form of Warrant between the Company and Aero Support, USA, Inc. (incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on November 11, 1997).

10.28 Asset Purchase Agreement dated as of February 27, 1998 among the Company, Integrated Technology Holdings Corp., Integrated Technology Corp. and Gideon Vaisman (incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 14, 1998).

10.29 Amendment No. 1, dated as of March 13, 1998, to the Asset Purchase Agreement dated as of February 27, 1998 among the Company, Integrated Technology Holdings Corp., Integrated Technology Corp. and Gideon Vaisman (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on November 12, 1998).

10.30 Amendment No. 2, dated as of September 15, 1998, to the Asset Purchase Agreement dated as of February 27, 1998 among the Company, Integrated Technology Holdings Corp., Integrated Technology Corp. and Gideon Vaisman (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on November 12, 1998).

10.31* Employment Agreement dated February 27, 1998 between Gideon Vaisman and the company (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31, 1999).

10.32* Amendment No. 1, dated as of September 15, 1998, to the Employment Agreement dated February 27, 1998 between Gideon Vaisman and the Company (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on November 12, 1998).

10.33 Stock Purchase Agreement dated as of May 6, 1998 among the Company, Aerocar Parts, Inc., Aerocar Aviation Corp., Rosa Shashua and Carmel Shashua (incorporated by reference to the Current Report on Form 8-K filed with the Commission on May 18, 1998).

10.34 Warrant dated June 17, 1998 between the Company and Carmel Shashua (incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 11, 1998).

10.35 Warrant dated June 17, 1998 between the Company and Rosa Shashua (incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 11, 1998).

10.36 Warrant dated December 18, 1998 between the Company and Helix Management Company II, LLC (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31, 1999).


10.37 Stock Purchase Agreement dated as of December 5, 1998, by and between the Company, Solair, Inc. and Banner Aerospace, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 14, 1999).

10.38 Warrant dated December 31, 1998 between the Company and Banner Aerospace, Inc. (incorporated by reference to the Current Report on Form 8-K/A filed with the Commission on March 16, 1999).

10.39 Stock Purchase Agreement dated March 27, 1999 among the Company, Certified Aircraft Parts, Inc., R. Dean Stickler and Donald E. Marshall (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31, 1999).

10.40 Joinder Agreement dated January 15, 1999 between Solair, Inc., the Company and NationsBank, N.A., as agent for the lenders party thereto (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31, 1999).

10.41 Letter of Credit Reimbursement Agreement dated as of February 1, 1999 between the Company and NationsBank, N.A. (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31,
         1999).


10.42* Amendment to Employment Agreement dated December 27, 1999 between Kellstrom and Zivi R. Nedivi (filed herewith).

10.43* Amendment to Employment Agreement dated December 27, 1999 between Kellstrom and John S. Gleason (filed herewith).

10.44*   Employment Agreement dated October 6, 1999 between Kellstrom and Robert
         V. Hogan (filed herewith).

10.45* Employment Agreement dated December 17, 1998 between Kellstrom and Oscar Torres (filed herewith).

10.46* Amendment to Employment Agreement dated December 27, 1999 between Kellstrom and Oscar Torres (filed herewith).

10.47* Amendment No. 1 to Employment Agreement dated March 31, 1999 between Kellstrom and Yoav Stern (filed herewith).

10.48* Amendment to Employment Agreement dated December 27, 1999 between Kellstrom and Yoav Stern (filed herewith).

10.49* Employment Agreement dated September 10, 1997 between Aero Support Holdings, Inc. and Mordechai Markowicz (filed herewith).

10.50* Amendment to Employment Agreement dated December 27, 1999 between Kellstrom and Mordechai Markowicz (filed herewith).

10.51* Employment Agreement dated September 10, 1997 between Aero Support Holdings, Inc. and Michael Navon (filed herewith).

10.52* Amendment to Employment Agreement dated December 27, 1999 between Kellstrom and Michael Navon (filed herewith).

10.53* Employment Agreement dated February 1, 1999 between Kellstrom and Ami Zelcer (filed herewith).

10.54* Amendment to Employment Agreement dated December 27, 1999 between Kellstrom and Ami Zelcer (filed herewith).

10.55* Amendment to Employment Agreement dated December 27, 1999 bewteen the Company and Fred von Husen (filed herewith)

10.56 Joinder Agreement dated May 13, 1999 between Certified Aircraft Parts, Inc., the Company and NationsBank, N.A., as agent for the lenders party thereto (filed herewith).

10.57 Letter agreement dated September 16, 1999 among the Company, Integrated Technology Holdings Corp., Gideon Vaisman and Integrated Technology Corp. (filed herewith).

21       Subsidiaries of the Registrant (filed herewith).

23       Consent of KPMG LLP (filed herewith).

27       Financial Data Schedule (filed herewith).

* Compensatory plan or agreement.

                           Kellstrom Industries, Inc.
                 Schedule II - Valuation and Qualifying Accounts
              For the years ended December 31, 1999, 1998 and 1997

                                                     ADDITIONS -                        DEDUCTIONS -
                                    BALANCE AT       CHARGED TO        ADDITIONS -      UNCOLLECTIBLE     BALANCE AT
                                    BEGINNING        COSTS AND           DUE TO           ACCOUNTS           END
DESCRIPTION                         OF PERIOD        EXPENSES          ACQUISITIONS      WRITTEN OFF      OF PERIOD
-----------                         ----------       ----------       -------------     -------------    -----------
1999

Allowance for returns and
   doubtful accounts                 $5,417,996      $4,211,707                         $1,054,019        $8,575,684

Accumulated amortization - goodwill   3,782,525       3,165,302               --                           6,947,827


1998

Allowance for returns and
   doubtful accounts                  $ 335,786      $  830,914       $4,296,755         $  45,459        $5,417,996
Accumulated amortization - goodwill   1,555,526       2,226,999               --                --         3,782,525

1997

Allowance for returns and
   doubtful accounts                  $ 150,000       $  35,592       $  167,990         $  17,796        $  335,786
Accumulated amortization - goodwill     409,863       1,145,663               --                --         1,555,526

The following Consolidated Financial Statements are attached hereto:

                                                                                                          PAGE
                                                                                                          ----

Kellstrom Industries, Inc. Consolidated Financial Statements:

Independent Auditors' Report                                                                              F-1

Consolidated Balance Sheets at December 31, 1999 and 1998                                                 F-2

Consolidated Statements of Earnings for the years ended December 31, 1999,
  1998 and 1997                                                                                           F-3

Consolidated Statements of Stockholders' Equity and Comprehensive Income
  for the years ended December 31, 1999, 1998 and 1997                                                    F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1999,
  1998 and 1997                                                                                           F-5

Notes to Consolidated Financial Statements                                                                F-7

                          Independent Auditors' Report

The Board of Directors and Stockholders
Kellstrom Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Kellstrom Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kellstrom Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  KPMG LLP

Ft. Lauderdale, Florida
February 18, 2000

ITEM I.   FINANCIAL STATEMENTS

                           KELLSTROM INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                           ------------------------------------
                                                                                1999                1998
                                                                           ---------------     ----------------
                                 ASSETS

Current Assets:
      Cash and cash equivalents                                                $  272,140         $  1,107,102
      Trade receivables, net of allowances for returns and
          doubtful accounts of $8,575,684 and $5,417,996
          for 1999 and 1998, respectively                                      60,674,708           31,367,337
      Inventories, net (Note 3)                                               194,490,995          149,957,320
      Equipment under short-term operating leases (Note 4)                     92,135,910           77,201,289
      Prepaid expenses                                                          5,199,429            3,166,158
      Deferred tax assets (Note 11)                                             8,280,101            9,730,577
                                                                           ---------------     ----------------

             Total current assets                                             361,053,283          272,529,783

Equipment under long-term operating leases, net (Note 4)                       58,001,190           63,323,008
Property, plant and equipment, net (Note 5)                                    25,339,940           16,755,185
Goodwill, net                                                                  87,825,058           71,501,153
Other assets                                                                    9,225,952            9,941,367
                                                                           ---------------     ----------------
             Total Assets                                                   $ 541,445,423        $ 434,050,496
                                                                           ===============     ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Short-term notes payable (Note 8)                                      $  2,145,920         $  2,317,982
      Current maturities of long-term debt  (Note 8)                              200,000            --
      Accounts payable                                                         17,713,220           13,333,709
      Accrued expenses (Note 7)                                                18,133,718           25,715,518
      Income taxes payable                                                       --                    779,972
                                                                           ---------------     ----------------
             Total current liabilities                                         38,192,858           42,147,181

Long-term debt, less current maturities (Note 8)                              183,493,805           97,336,821
Convertible subordinated notes (Note 9)                                       140,250,000          140,250,000
Deferred tax liabilities (Note 11)                                              8,295,682            4,557,256
                                                                           ---------------     ----------------
             Total Liabilities                                                370,232,345          284,291,258

Stockholders' Equity: (Note 12)
      Common stock, $ .001 par value; 50,000,000 shares authorized; 11,910,981 shares and 11,762,015 shares issued and outstanding
             in 1999 and 1998, respectively                                        11,911               11,762
      Additional paid-in capital                                              121,103,653          120,007,268
      Retained earnings                                                        51,668,184           31,133,280
      Accumulated other comprehensive income                                        2,060            --
      Loans receivable from directors and officers                             (1,572,730)          (1,393,072)
                                                                           ---------------     ----------------
             Total Stockholders' Equity                                       171,213,078          149,759,238
                                                                           ---------------     ----------------
             Total Liabilities and Stockholders' Equity                     $ 541,445,423        $ 434,050,496
                                                                           ===============     ================

           See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                        YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------------------
                                                                                1999             1998              1997
                                                                          ----------------- ---------------- -----------------
Sales revenues, net                                                          $ 288,912,304    $ 148,901,686      $ 71,534,539
Rental revenues                                                                 42,031,720       31,147,123         7,904,610
                                                                          ----------------- ---------------- -----------------
     Total revenues                                                            330,944,024      180,048,809        79,439,149

Cost of goods sold                                                            (200,888,797)    (100,221,300)      (46,800,589)
Depreciation of equipment under operating leases                               (27,114,198)     (16,688,141)       (4,594,399)
Selling, general and administrative expenses                                   (41,149,634)     (19,051,869)       (8,877,598)
Depreciation and amortization                                                   (5,398,198)      (3,057,847)       (1,555,673)
Other non-recurring expenses (Note 16)                                          (2,200,000)        --                --
                                                                          ----------------- ---------------- -----------------

     Total operating expenses                                                 (276,750,827)    (139,019,157)      (61,828,259)

Operating income                                                                54,193,197       41,029,652        17,610,890

Interest expense                                                               (22,009,229)     (10,259,749)       (4,390,384)

Interest income                                                                    740,872          486,857           399,172
                                                                          ----------------- ---------------- -----------------
    Income before income taxes                                                  32,924,840       31,256,760        13,619,678

Income taxes (Note 11)                                                         (12,389,936)     (11,678,641)       (5,077,159)
                                                                          ----------------- ---------------- -----------------

     Net income                                                              $  20,534,904     $ 19,578,119      $  8,542,519
                                                                          ================= ================ =================

Earnings per common share - basic                                               $     1.73       $     1.94        $     1.18
                                                                          ================= ================ =================

Earnings per common share - diluted                                             $     1.48       $     1.53        $     0.95
                                                                          ================= ================ =================

Weighted average number of common shares outstanding - basic                    11,855,483       10,086,875         7,266,534
                                                                          ================= ================ =================

Weighted average number of common shares outstanding - diluted                  16,674,000       15,060,512         9,394,439
                                                                          ================= ================ =================

           See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                                             LOANS
                                                                                           RECEIVABLE
                                                  COMMON STOCK                   RETAINED     FROM      ACCUMULATED
                                               -------------------  ADDITIONAL   EARNINGS/  DIRECTORS      OTHER         TOTAL
                               OMPREHENSIVE    NUMBER                PAID-IN   (ACCUMULATED   AND      COMPREHENSIVE  STOCKHOLDERS'
                                  INCOME      OF SHARES   AMOUNT     CAPITAL      DEFICIT)  OFFICERS       INCOME       EQUITY
                               -------------  ---------   ------    ---------  ------------ ---------  -------------  ------------

Balances, December 31,1996                      3,315,308 $ 3,315  $ 14,871,559 $ 3,012,642          --  $ 273,225     $ 18,160,741

Exercise of warrants                            4,564,048   4,564    20,771,856          --          --         --       20,776,420

Issuance of warrants related
  to the IASI and Aero
  Support acquisitions                                 --      --     1,853,192          --          --         --        1,853,192

Issuance of warrants in lieu of
  financing fees provided with
  respect to IASI acquisition                          --      --     1,530,446          --          --         --        1,530,446

Net income                     $ 8,542,519             --      --            --   8,542,519          --         --        8,542,519

Unrealized loss on investment
   securities, net
   of reclassification
   adjustments (net of taxes
   of $346,817)                   (588,983)            --      --            --          --          --   (588,983)        (588,983)

                               -----------
     Comprehensive income      $ 7,953,536
                               ===========

Borrowings on loans receivable                         --      --            --          --    (362,415)        --         (362,415)
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                     7,879,356   7,879    39,027,053  11,555,161    (362,415)  (315,758)      49,911,920

Issuance of common stock                        3,882,659   3,883    78,423,642          --          --         --       78,427,525

Issuance of warrants related
  to the Aerocar and Solair
  acquisition                                         --       --     2,556,573          --          --         --        2,556,573

Net income                     $19,578,119            --       --            --  19,578,119          --         --       19,578,119

Unrealized gain on investment
   securities, net of
   reclassification adjustments
   (net of taxes of $190,506)      315,758            --       --            --          --           --   315,758          315,758
                               -----------
     Comprehensive income      $19,893,877
                               ===========

Borrowings on loans receivable                         --      --            --          --  (1,030,657)        --       (1,030,657)
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                    11,762,015  11,762   120,007,268  31,133,280  (1,393,072)        --      149,759,238

Issuance of common stock                          148,966     149     1,096,385          --          --         --        1,096,534

Net income                     $20,534,904             --      --            --  20,534,904          --         --       20,534,904

Cumulative translation
 adjustment                          2,060                                                                   2,060            2,060
                               -----------
     Comprehensive income      $20,536,964
                               ===========

Borrowings on loans receivable                         --      --            --          --    (179,658)        --         (179,658)
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                    11,910,981 $11,911  $121,103,653 $51,668,184 $(1,572,730)   $ 2,060     $171,213,078
===================================================================================================================================




           See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------------------
                                                                                   1999             1998            1997
                                                                             ----------------- --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 20,534,904       $  19,578,119       $  8,542,519
Adjustments to reconcile net income to net cash
  Used in operating activities:

     Depreciation of equipment under operating leases                           27,114,198          16,688,141          4,594,399
     Depreciation and amortization                                               5,398,198           3,057,847          1,555,673
     Amortization of deferred financing costs                                    2,042,492           1,376,807            760,019
     Deferred income taxes                                                         891,937           1,722,246             80,631
     Loss on sales of investment securities                                           --               119,472             38,051
     Gain on sales of property, plant and equipment                                   --              (102,145)              --

Changes in operating assets and liabilities:
     Increase in trade receivables, net                                        (25,108,652)         (2,922,492)        (2,392,056)
     (Increase) decrease in inventories                                        (33,213,134)        (46,121,637)         8,768,582
     Increase in equipment under operating leases                              (36,727,001)        (91,947,589)       (41,862,819)
     Increase in prepaid expenses                                               (1,579,410)           (308,659)        (3,042,546)
     (Increase) decrease in other assets                                          (950,713)          2,492,539            330,878
     Decrease in accounts payable                                                 (278,739)         (5,114,524)        (2,748,832)
     (Decrease) increase in accrued expenses                                    (5,513,892)         11,175,219          3,706,570
     (Decrease) increase in income taxes payable                                (1,203,407)          1,311,734           (687,551)
                                                                              ------------       -------------       ------------
           Net cash used in operating activities                               (48,593,219)        (88,994,922)       (22,356,482)
                                                                              ------------       -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of investment securities                                     --               812,553            428,499
     Purchase of property, plant and equipment                                 (11,065,188)        (10,729,964)        (2,418,677)
     Proceeds from sales of property, plant and equipment                           72,461             104,607            744,744
     Acquisitions, net of cash acquired                                        (20,090,330)       (120,252,474)       (27,709,430)
     Acquisition earn-out payments                                              (5,058,887)               --                 --
     Other                                                                            --               (24,321)             2,115
                                                                              ------------       -------------       ------------
           Net cash used in investing activities                               (36,141,944)       (130,089,599)       (28,952,749)
                                                                              ------------       -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit agreement                              88,494,390          79,878,811          1,086,699
     Proceeds from the issuance of debt                                               --                  --           21,000,000
     Proceeds from the issuance of subordinated debentures                            --            86,250,000         54,000,000
     Debt repayment                                                             (5,036,692)        (18,679,625)       (40,450,696)
     Proceeds from the issuance of common stock                                  1,096,534          78,427,525         20,776,420
     Loans to directors and officers                                              (179,658)         (1,030,657)          (362,415)
     Payment of deferred financing costs                                          (474,373)         (5,117,107)        (4,432,355)
                                                                              ------------       -------------       ------------
           Net cash provided by financing activities                            83,900,201         219,728,947         51,617,653
                                                                              ------------       -------------       ------------

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                                (834,962)            644,426            308,422

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                     1,107,102             462,676            154,254
                                                                              ------------       -------------       ------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                        $    272,140       $   1,107,102       $    462,676
                                                                              ============       =============       ============


                                   (continued)

           See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------------------
                                                                                   1999              1998             1997
                                                                              ---------------   ---------------   --------------

Supplemental disclosures of non-cash investing and financing activities:

            Aerocar assets acquired for warrants                                   $      --        $  1,405,000      $       --
                                                                                   ===========      ============      ============

            Solair assets acquired for warrants                                    $      --        $  1,151,573      $       --
                                                                                   ===========      ============      ============

            IASI assets acquired for warrants                                      $      --        $       --        $  1,173,134
                                                                                   ===========      ============      ============

            Aero Support assets acquired for warrants                              $      --        $       --        $    680,058
                                                                                   ===========      ============      ============

            Deferred financing costs paid through the issuance of warrants         $      --        $       --        $  1,530,446
                                                                                   ===========      ============      ============

            Unrealized gain/(loss) on investment securities, net                   $      --        $    315,758      $   (588,983)
                                                                                   ===========      ============      ============

Supplemental disclosures of cash flow information:
            Cash paid during the period for:

            Interest                                                               $19,198,091      $  8,481,524      $  2,436,209
                                                                                   ===========      ============      ============

            Income taxes                                                           $13,789,408      $  8,644,661      $  5,685,502
                                                                                   ===========      ============      ============

Supplemental disclosures of fair value of assets acquired and liabilities assumed in connection with acquisitions:

                  Cash                                                             $      --        $  1,068,867      $    463,638
                  Receivables                                                        3,570,615        18,255,763         3,773,728
                  Inventory                                                         13,014,566        68,021,060        32,366,924
                  Prepaid expenses and other assets                                    453,861           210,870         1,491,653
                  Equipment under operating leases                                        --          25,332,461              --
                  Property, plant and equipment                                           --           1,597,434           112,791
                  Deferred tax asset                                                      --           4,519,663              --
                  Goodwill                                                          13,329,754        40,887,719        27,253,726
                  Other assets                                                          85,280           158,703         1,110,191
                                                                                   -----------      ------------      ------------
                                    Total assets                                   $30,454,076      $160,052,540      $ 66,572,651
                                                                                   ===========      ============      ============

                  Accrued expenses                                                 $   368,219      $  4,543,338      $  2,589,083
                  Accounts payable                                                   4,658,250        12,264,471         4,692,106
                  Income taxes payable                                                 423,435              --                --
                  Notes payable                                                      2,727,224        19,366,817        17,577,335
                  Deferred tax liabilities                                           2,186,618              --                --
                                                                                   -----------      ------------      ------------
                                    Total liabilities                              $10,363,746      $ 36,174,626      $ 24,858,524
                                                                                   ===========      ============      ============

                                    Net acquisition cost                            20,090,330       123,877,914        41,714,127

                  Less warrants issued to seller                                          --           2,556,573         1,853,192
                  Less notes payable to sellers                                           --                --          11,687,867
                                                                                   -----------      ------------      ------------

                  Cash paid to seller at closing                                    20,090,330       121,321,341        28,173,068
                  Less cash acquired                                                      --           1,068,867           463,638
                                                                                   -----------      ------------      ------------
                                    Net cash used in acquisition                   $20,090,330      $120,252,474      $ 27,709,430
                                                                                   ===========      ============      ============


           See accompanying notes to consolidated financial statements

                           KELLSTROM INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

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

GOODWILL

Goodwill represents the excess of purchase price over fair value of net assets acquired, which is amortized on a straight-line basis over the expected periods to be benefited, generally 15 to 35 years. Amortization expense of goodwill was $3.2 million, $2.2 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company assesses the recoverability of the carrying value of goodwill by determining whether the carrying value can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization of goodwill was $7.0 million and $3.8 million at December 31, 1999 and 1998, respectively.

DEFERRED FINANCING COSTS

Deferred financing costs are capitalized and amortized on a straight-line basis over the life of the related debt, which currently approximates one to seven years. Amortization expense was $2.0 million, $1.4 million, and $0.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments, consisting of cash and cash equivalents, trade accounts receivables, other current assets, equipment under operating leases, trade accounts payables, accrued expenses, and notes payable to banks, is based on the short maturity of these instruments which approximates book value at December 31, 1999 and 1998. The fair value of the convertible subordinated debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers which were as follows at December 31, 1999:


5 1/2% Convertible Subordinated Notes


    Recorded value....................................  $86,250,000

    Fair value........................................  $73,325,000


5 3/4% Convertible Subordinated Notes

    Recorded value....................................  $54,000,000

    Fair value........................................  $47,229,000

COMMITMENTS AND CONTINGENCIES

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

EARNINGS PER SHARE

The Company computes earnings per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 established standards for computing and presenting basic and diluted earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares assume the exercise of all dilutive stock options and warrants. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

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

STOCK-BASED COMPENSATION

Stock-based compensation is recognized in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. For disclosure purposes, pro forma net income and pro forma earnings per share are provided as if the fair value based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied.

ACCOUNTING CHANGES

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income." Comprehensive income presents a measure of all changes in shareholders' equity except for changes resulting from transactions with shareholders in their capacity as shareholders. The Company's total comprehensive income in 1998 consisted of net income and unrealized gain/(loss) on investment securities. The Company's total comprehensive income in 1999 consists of net income and translation adjustment. The statement also requires the separate presentation of the accumulated balance of comprehensive income other than net earnings in the Consolidated Balance Sheets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amended SFAS 133 to change the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Management does not anticipate a significant impact of the adoption of SFAS No. 133 on the Company's consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain 1998 financial statement amounts have been reclassified to conform with the 1999 presentation.

2.  ACQUISITIONS

On January 15, 1997, the Company, through a wholly-owned subsidiary, completed the acquisition of substantially all of the assets and assumed certain of the liabilities of International Aircraft Support, L.P. ("IASI") for $25.1 million in cash and warrants to purchase an aggregate of 500,000 shares of the Company's common stock, exercisable at $9.25 per share, expiring on January 15, 1999.

On September 10, 1997, the Company, through a wholly-owned subsidiary, completed the acquisition of substantially all of the assets and liabilities of Aero Support USA, Inc. ("Aero Support") for approximately $2.7 million in cash, a promissory note in the aggregate principal amount of $9.0 million, which matured and was fully repaid on September 17, 1997, two promissory notes in the aggregate principal amount of $2.7 million, which matured and were fully repaid on January 15, 1998, and three warrants. One warrant is for the purchase of 75,000 shares of common stock at an exercise price of $22.00 per share, expiring on September 9, 2000. The other two warrants are for the purchase of an aggregate 175,000 shares of common stock at an exercise price of $19.00 per share, expiring on September 9, 2002. Up to an additional $5,000,000 cash consideration may be paid in the form of an earn-out payable over three years based on certain specified criteria, of which $1.3 million and $1.7 million was earned during 1999 and 1998, respectively.

On April 1, 1998, the Company, through a wholly-owned subsidiary, completed the acquisition of substantially all of the assets and assumed certain liabilities of Integrated Technology Corp. ("ITC") for $20.5 million in cash, plus up to $10.0 million cash consideration which may be paid in the form of an earn-out payable over three years based on certain specified criteria, of which $1.1 million and $3.3 million was earned during 1999 and 1998, respectively. In addition, the Company received a three-year option to purchase a 49% interest in a related FAA-approved overhaul facility.

On June 17, 1998, the Company completed the acquisition of the outstanding capital stock of Aerocar Aviation Corp. ("Aerocar Aviation") and Aerocar Parts, Inc. ("Aerocar Parts," and together with Aerocar Aviation, "Aerocar") for $42.3 million in cash, warrants to purchase an aggregate of 250,000 shares of the Company's common stock, exercisable at $26.00 per share, expiring on June 17,

2001 plus an additional $5.0 million note payable within a two-year period after closing, either in cash, or at the option of the Company, in shares of common stock having an equivalent value as of the date of acquisition.

On December 31, 1998, the Company acquired all of the outstanding capital stock of Solair, Inc. ("Solair"), a wholly-owned subsidiary of Banner Aerospace, Inc. for $57.4 million in cash and a warrant to purchase 300,000 shares of common stock at an exercise price of $27.50 per share, expiring on December 31, 2002.

On April 29, 1999, the Company acquired all of the outstanding capital stock of Certified Aircraft Parts, Inc. ("Certified") for $16.7 million in cash and assumed $2.7 million in debt.

Each of the companies acquired are in the business of purchasing, overhauling (through subcontractors), reselling or leasing of aircraft, avionics and aircraft rotables, or engines and engine parts. Each of these acquisitions were accounted for using the purchase method of accounting for business combinations and accordingly, the consolidated financial statements reflect the results of operations of the acquired businesses from the dates of acquisition. Unaudited pro forma consolidated statements of earnings have been provided in Note 18(b) to report the results of operations for the years ended December 31, 1999 and 1998 as though the acquisitions had occurred at the beginning of the period being reported.

3.  INVENTORIES

At December 31, 1999 and 1998, inventories consist of the following:

                                                       1999                      1998
                                                       ----                      ----
Engine parts                                     $    122,092,545          $     99,325,400
Whole engines                                           8,849,052                 9,260,316
Airframe avionics and aircraft rotables                63,549,398                41,371,604
                                                 ------------------        ------------------
                                                 $    194,490,995          $    149,957,320
                                                 ==================        ==================


4.  EQUIPMENT UNDER OPERATING LEASES, NET

At December 31, 1999 and 1998, equipment under operating leases, primarily aircraft and engines, consists of the following:

                                                      1999                1998
                                                      -----                ----
Equipment under operating leases                 $ 179,609,590       $ 153,365,577
Accumulated depreciation                           (29,472,490)        (12,841,280)
                                                 -------------       -------------
                                                   150,137,100         140,524,297
Equipment under short-term operating leases         92,135,910          77,201,289
                                                 -------------       -------------
Equipment under long-term operating leases       $  58,001,190       $  63,323,008
                                                 =============       =============


Equipment under long-term operating leases represents equipment under lease agreements with an original term greater than one year.

5.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at December 31, 1999 and 1998 consists of the following:

                                  1999                 1998
                                  ----                 ----

Land                           $  5,260,644       $  2,140,140
Building and Improvements        13,920,526         11,316,046
Machinery and Equipment           7,206,146          3,089,800
Furniture and Fixtures            3,299,448          3,213,401
                               ------------       ------------
                                 29,686,764         19,759,387
Accumulated Depreciation         (4,401,965)        (3,004,202)
                               ------------       ------------
                                 25,284,799         16,755,185
Construction in Progress             55,141               --
                               ------------       ------------
                               $ 25,339,940       $ 16,755,185
                               ============       ============

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

Reclassification adjustments related to the investment in Rada included in comprehensive income for the years ended December 31, 1998 and 1997 are as follows:

                                                                 1998           1997
                                                                 ----           ----

Unrealized holding gains (losses) arising during the year      $386,795      $(973,851)
Plus: reclassification adjustment for losses included in
     net income                                                 119,472         38,051
                                                               --------      ---------
Net unrealized gains (losses) on securities                    $506,267      $(935,800)
                                                               ========      =========


7.  ACCRUED EXPENSES

Accrued expenses at December 31, 1999 and 1998 consists of the following:

                                                 1999             1998
                                                 ----             ----

Employee bonuses                             $ 1,255,137      $ 2,140,914
Acquisition costs and earn-out payments        3,087,863        6,978,417
Accrued interest                               2,529,572        1,760,926
Customer deposits                              4,666,174        6,659,814
Commissions                                      306,870        1,103,562
Deferred income                                   15,795        1,598,721
Other                                          6,272,307        5,473,164
                                             -----------      -----------
                                             $18,133,718      $25,715,518
                                             ===========      ===========

8.  LONG-TERM DEBT

Long-term debt at December 31, 1999 and 1998 consists of the following:

                                                                              1999               1998
                                                                              ----               ----

Senior subordinated debt due 2002 - 2004 at 11.75%                       $  11,250,000       $ 11,250,000
Senior secured revolving credit facility expiring 2003 at 8.75% and
     7.75% as of December 31, 1999 and 1998, respectively                  165,773,805         83,949,415
Notes payable due 1999 - 2000 at 8.25%                                       2,145,920          4,455,388
Notes payable - variable rate demand note at 6.25% in 1999                   6,670,000               --
                                                                         -------------       ------------
Total debt obligations                                                     185,839,725         99,654,803
Less short-term notes payable                                               (2,145,920)        (2,317,982)
Less current maturities on long-term debt                                     (200,000)              --
                                                                         -------------       ------------
Long-term debt less current maturities                                     183,493,805         97,336,821
                                                                         =============       ============


The Company may, at its option, redeem up to an additional $750,000 (along with a prepayment penalty of 1%) of principal amount of the senior subordinated debt concurrently or within five days after the occurrence of any public offering of the Company's common stock as long as the principal balance is not reduced below $10.5 million.

In December 1998, the Company entered into a five-year, $256.7 million syndicated credit facility consisting of a $250.0 million revolving credit facility and a letter of credit in the amount of up to $6.7 million, with an option by the Company to increase the revolving credit facility by an additional $50.0 million, subject to approval from the agent bank and the satisfaction of certain conditions, for a total of $306.7 million. The credit facility bears interest ranging from the banks prime rate plus 0 to 50 basis points, or at the Company's option, LIBOR plus 150 to 250 basis points and is secured by substantially all of the Company's assets. The total amount available to the Company under the revolving credit facility is determined by applying certain advance rate factors to eligible receivables, inventories and equipment under operating leases. The letter of credit component of the $256.7 million syndicated credit facility was specifically committed to the permanent financing of the Company's new headquarters. The $6.7 million financing was completed by the Company in February 1999. No compensating balances are required under the revolving credit facility but the agreement contains restrictions on the Company's ability to pay dividends. At December 31, 1999, borrowings of $172.4 million were outstanding under the revolving credit facility and the Company had $36.6 million available under the agreement.

Debt maturities for each of the five years subsequent to December 31, 1999 are as follows: 2000, $2,345,920; 2001, $0; 2002, $3,750,000; 2003, $169,523,805;
2004, $3,750,000; and thereafter $6,470,000.

9.  CONVERTIBLE SUBORDINATED NOTES

During October 1997, the Company completed the offering and sale in a private placement transaction of $50.0 million of 5 3/4% Convertible Subordinated Notes (the "5 3/4% Notes") maturing in October 2002. In November 1997, the underwriters of the 5 3/4% Notes exercised their over-allotment option for $4.0 million. The principal amount is convertible into shares of common stock at the option of the holders at a conversion price equal to $27.50, subject to adjustment in certain events. In addition, the Company may at any time on or after October 2000, 2001, and 2002 redeem all or any part of the 5 3/4% Notes at prices (expressed in percentages of the principal amount) of 102.30%, 101.15%, and 100%, respectively. Interest on the 5 3/4% Notes is payable semi-annually.

During June 1998, the Company completed a public offering of $75.0 million of 5 1/2% Convertible Subordinated Notes (the "5 1/2% Notes") maturing in June 2003. In July 1998, the underwriters of the 5 1/2% Notes exercised their over-allotment option for $11.3 million. The principal amount is convertible into shares of common stock at the option of the holders at a conversion price equal to $32.50, subject to adjustment in certain events. In addition, the Company may at any time on or after June 2000, 2001, and 2002 redeem all or any part of the 5 1/2% Notes at prices (expressed in percentages of the principal amount) of 102.30%, 101.15%, and 100%, respectively. Interest on the 5 1/2% Notes is payable semi-annually.

10.  LEASES

OPERATING LEASES AS LESSOR. One of the Company's product offerings is the leasing of aircraft and engines. These lease agreements have typical lease terms of 3 to 60 months and provide for a fixed time charge plus a usage charge based on flight hours and cycles. Contingent rentals included in income during 1999, 1998 and 1997 were $10.8 million, $8.3 million and $2.5 million, respectively.

OPERATING LEASES AS LESSEE. The Company has several operating leases, primarily for transportation equipment and facilities that expire over the next five years. These leases generally require the Company to pay all executory costs such as maintenance and insurance and provide for early termination at stipulated values. Total rent expense for all operating leases for the years ended December 31, 1999, 1998 and 1997 amounted to $1.5 million, $0.6 million and $0.3 million, respectively.

LEASE PAYMENTS. At December 31, 1999, future minimum lease payments are as follows:

                           OPERATING LEASES
               -------------------------------------------
                      AS LESSOR          AS LESSEE
               -----------------        ------------------

2000                 $15,782,680      $1,171,962
2001                   6,956,380         864,629
2002                   1,201,916         809,322
2003                     402,982         298,116
2004                     235,020         215,347
Thereafter                  --         1,059,322
                     -----------      ----------
                     $24,578,978      $4,418,698
                     ===========      ==========

The amounts in the previous table are based upon the assumption that equipment under operating leases will remain on lease for the length of time specified by the respective lease agreements. This is not a projection of future lease revenue; no effect has been given to renewals, new business, cancellations, contingent rentals, sales of equipment under lease or future rate changes.

11.  INCOME TAXES

Income tax expense for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

                                   1999              1998            1997
                                   ----              ----            ----
Current:
       Federal                  $10,471,028      $ 8,795,142      $4,393,569
       State and local            1,026,971        1,161,253         602,959
                                -----------      -----------      ----------
                                 11,497,999        9,956,395       4,996,528
Deferred                            891,937        1,722,246          80,631
                                -----------      -----------      ----------
Provision for income taxes      $12,389,936      $11,678,641      $5,077,159
                                ===========      ===========      ==========

The actual tax expense differs from the "expected" tax expense for the years ended December 31, 1999, 1998 and 1997 (computed by applying the U.S. federal corporate tax rate of 35% for the year ended December 31, 1999 and 1998 and 34% for the year ended December 31, 1997, to income before income taxes), as follows:

                                                  1999               1998              1997
                                                  ----               ----              ----

Computed "expected" tax expense               $ 11,508,900       $ 10,939,866       $ 4,630,691
State income tax, net of federal benefit           848,543            845,960           573,245
Foreign sales corporation benefit                 (257,625)          (155,255)         (123,771)
Other                                              290,118             48,070            (3,006)
                                              ------------       ------------       -----------
Actual tax expense                            $ 12,389,936       $ 11,678,641       $ 5,077,159
                                              ============       ============       ===========



Total income tax expense for the years ended December 31, 1999, 1998 and 1997 was allocated as follows:

                                                1999             1998              1997
                                                ----             ----              ----

Income from continuing operations            $12,389,936      $11,678,641      $ 5,077,159
Stockholders' equity, for unrealized
   gain/(loss) on investment securities             --            190,506         (346,817)
                                             -----------      -----------      -----------
                                             $12,389,936      $11,869,147      $ 4,730,342
                                             ===========      ===========      ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                              1999                  1998
                                                                              ----                  ----
Deferred tax assets:
              Accounts receivable, principally due to allowance for
                 doubtful accounts                                            3,184,395          3,841,131
              Inventories, principally due to additional costs
                 inventoried for tax purposes pursuant to the Tax
                 Reform Act of 1986                                           4,165,408          4,381,547
              Accrued liabilities, principally for financial reporting
                 Purposes                                                       309,930            602,990
              Deferred rental and leasing revenue                               738,719            599,520
              State net operating losses                                        364,743            561,979
              Other                                                              13,700             13,810
                                                                            -----------       ------------
Total gross deferred tax assets                                               8,776,895         10,000,977
Less valuation allowance                                                           --                 --
                                                                            -----------       ------------
Deferred tax assets                                                           8,776,895         10,000,977

Deferred tax liabilities:
              Property, plant and equipment                                    (222,167)            (2,465)
              Equipment under operating leases                               (7,403,404)        (4,550,455)
              Intangible assets                                              (1,166,906)          (274,736)
                                                                            -----------       ------------
Deferred tax liabilities                                                     (8,792,477)        (4,827,656)
                                                                            -----------       ------------
Net deferred tax (liabilities) assets                                       $   (15,582)      $  5,173,321
                                                                            ===========       ============

The Company's management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset. As such, no valuation allowance has been established. On December 31, 1998 and April 29, 1999, the Company acquired all of the outstanding stock of Solair, Inc. and Certified Aircraft Parts, Inc., respectively. The Company files a consolidated income tax return which will include both Solair and Certified. Thus, deferred taxes were calculated on a consolidated basis as of the acquisition dates. Therefore, the Company, as a result of the acquisitions, has recognized net deferred tax assets of $4,519,663 from Solair in 1998 and net deferred tax liabilities of $2,186,618 from Certified in 1999 which are included in the consolidated net deferred tax liabilities position of $15,582.

12.  STOCKHOLDERS' EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value. In June 1998, the Company completed a secondary public offering of 2,750,000 shares of common stock at $26.00 per share, resulting in net proceeds of $67.4 million. In July 1998, the Company's underwriters exercised their over-allotment option to purchase an additional 412,500 shares of common stock at $26.00, resulting in additional net proceeds of $10.2 million. The Company had 11,910,981 and 11,762,015 shares of common stock outstanding at December 31, 1999 and 1998, respectively.

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

During 1999 and 1998, the Board of Directors of the Company approved loans in the aggregate amount of $0.3 million and $1.1 million, respectively, to certain officers and directors of the Company for the purposes of purchasing shares of common stock. The loans will be unsecured and payable over four years for employees or five years for directors at an interest rate based on the applicable federal rate, as defined by the agreement, at the time of the loan. The average interest rate for these loans at December 31, 1999 and 1998 was 5.9% and 5.8%, respectively. Interest will be paid annually by officers and will accrue and be paid at maturity by directors. As of December 31, 1999 and 1998, the outstanding balance on the loans receivable was $1.6 million and $1.4 million, respectively.

Upon consummation of the acquisitions of Aero Support, Aerocar and Solair, the Company issued warrants to purchase an aggregate of 800,000 shares of the Company's common stock at stated prices of $19.00-$27.50, expiring three to five years from the dates of issuance. The amounts recorded by the Company as a result of the issuance of the warrants was determined based on the fair value of the warrants on the closing date of the acquisitions.

In February 1997 the Company called its publicly traded warrants pursuant to their terms. The Company received proceeds of $22,961,950 from the exercise of these warrants during the period from October 1996 to March 1997.

The Company had 1,147,030 warrants outstanding at December 31, 1999 and 1998. Each warrant entitles the holder to the purchase of one share of the Company's common stock at an average stated price of $19.15. These warrants are exercisable at various times principally commencing in June 1995 and expiring on or before December 2002. The Company has reserved 5.0 million common shares for the exercise of these warrants.

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

The 1998 Stock Option Plan (the "1998 Plan") provides for the granting of stock options to purchase shares of common stock at not less than the fair market value on the date of the option grant. The total number of shares with respect to which options may be granted under the 1998 Plan is 175,000. No option may be granted under the 1998 Plan after November 15, 2008, and no option may be outstanding for more than ten years after its grant. The Company intends to only grant options under the 1998 Plan to newly hired executives and employees as an inducement to enter into employment arrangements with the Company, and to outside members of the Board, in lieu of cash compensation, as an incentive for their service on the Board.

In October 1998, the Company's Board of Directors approved the extension of the vesting schedule and repricing of all outstanding employee stock options with an exercise price above $10.125. Employees who accepted the Company's repricing offer were subject to, in general, a 50% extension to the vesting term for that option. All other terms of the existing options remained unchanged. As a result, 1,170,998 employee stock options were cancelled and reissued by the Company at the new exercise price of $10.125. The new exercise price was determined based on the closing market price of the Company's common stock on October 8, 1998.

The following table summarizes the status of the Company's stock option plans:

                                                                                                  WEIGHTED
                                                                                                AVERAGE OPTION
                                                                                  SHARES        EXERCISE PRICE
                                                                                  ------       --------------

Outstanding at December 31, 1996                                                   608,000           6.61
     Granted                                                                     1,542,000          12.66
     Exercised                                                                      (5,499)          5.00
     Expired or Canceled                                                           (81,000)          6.94
                                                                                ----------       --------
Outstanding at December 31, 1997                                                 2,063,501          11.12
     Granted                                                                     1,819,412          15.33
     Exercised                                                                     (80,147)          7.46
     Expired or Canceled                                                        (1,180,998)         21.47
                                                                                ----------       --------
Outstanding at December 31, 1998                                                 2,621,768           9.51
     Granted                                                                       407,250          18.74
     Exercised                                                                    (148,966)          7.38
     Expired or Canceled                                                            (6,334)         21.37
                                                                                ----------       --------
Outstanding at December 31, 1999                                                 2,873,718          10.90
                                                                                ==========       ========
At December 31, 1999:
Exercisable options                                                              1,854,719           9.66
Shares Available for Future Grant                                                   55,000             --



The following table summarizes the status of stock options outstanding and exercisable as of December 31, 1999, by range of exercise price:


                                                 REMAINING          WEIGHTED                                    WEIGHTED
                                                CONTRACTUAL          AVERAGE                                    AVERAGE
 RANGE OF EXERCISE           OPTIONS               TERM             EXERCISE              OPTIONS               EXERCISE
       PRICES              OUTSTANDING          (IN YEARS)            PRICE             EXERCISABLE               PRICE
---------------------     ---------------      --------------     --------------     ------------------     -----------------

$5.00 - $8.00                  475,352               6.3               $6.80               465,362               $6.78
$8.01 - $12.00               1,906,032               7.6               $9.50             1,192,700               $9.20
$12.01 - $20.00                302,834               9.0              $17.92               165,001              $18.48
$20.01 - $25.75                189,500               8.5              $24.11                31,667              $23.30
                          ---------------                                            ------------------
                             2,873,718                                                   1,854,730
                          ===============                                            ==================

The weighted average per share fair values of options granted under the Company's stock option plans during 1999, 1998 and 1997 were $14.11, $18.13 and $12.66, respectively. Had the fair value of the grants under these plans been recognized as compensation expense over the vesting period of the awards, the Company's net earnings and earnings per share would have reflected the pro forma amounts shown below:

                                                                    1999                   1998                  1997
                                                              ------------------      ----------------      ----------------
Net earnings:
     As reported                                              $     20,534,904        $    19,578,119       $   8,542,519
     Pro forma                                                      14,594,402             15,052,692           7,193,698

Earnings per share - basic:
     As reported                                                         1.73                    1.94                1.18
     Pro forma                                                           1.23                    1.49                0.99

Earnings per share - diluted:
     As reported                                                         1.48                    1.53                0.95
     Pro forma                                                           0.89                    1.02                0.77

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0% in 1999, 1998 and 1997; expected volatility of 80% in 1999 and 59% in 1998 and 20% in 1997; a risk-free interest rate of 5.35% in 1999 and 1998 and 6.59% in 1997; and an expected holding period of 10 years. Increased pro forma compensation expense in 1999 is the result of the additional options granted and further vesting of 1995, 1996, 1997 and 1998 grants during 1999. Pro forma expense for 2000 is expected to increase over 1999 for the same reasons.

14.  EARNINGS PER SHARE

Diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 were calculated as follows:

                                                                    1999                   1998                  1997
                                                              ------------------      ----------------      ----------------
Net income                                                    $     20,534,904        $    19,578,119       $    8,542,519
Income adjustment relating to reduction of debt based
     on the if converted method                                      4,155,590              3,423,047              405,921
                                                              ------------------      ----------------      ----------------
Net income available to common and common equivalent
     shares                                                         24,690,494             23,001,166            8,948,440
                                                              ==================      ================      ================

Weighted average number of common shares outstanding -
     basic                                                          11,855,483             10,086,875            7,266,534
Dilutive common stock equivalents from stock options
     and warrants based on the treasury stock method                   864,496              3,542,904            1,712,196

Dilutive convertible subordinated notes based on the if
     converted method                                                3,954,021              1,430,733              415,709
                                                              ------------------      ----------------      ----------------
Weighted average number of common shares outstanding -
     diluted                                                        16,674,000             15,060,512            9,394,439
                                                              ==================      ================      ================

At December 31, 1997, 1998 and 1999, options and warrants to purchase 726,000, 726,167 and 2,807,492 shares of common stock, respectively were outstanding but were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares during the period.

15.  SEGMENT REPORTING

The Company is organized based on the products that it offers. Under this organizational structure, the Company has four reportable segments: (i) Commercial Engine Parts, (ii) Defense, (iii) Whole Engine and Aircraft and (iv) Airframe Avionics and Rotables. The Commercial Engine Parts segment is involved in the business of purchasing, overhauling (primarily through subcontractors), reselling and leasing of engine parts for large turbo-fan engines manufactured by CFM International, General Electric, Pratt & Whitney and Rolls Royce. The Defense segment is an after-market reseller of aircraft parts and turbojet engines and engine parts for helicopters and large transport aircraft. The segment's primary focus is on the Lockheed Martin C-130 Hercules aircraft, a widely used military transport aircraft, the Allison (Rolls Royce) T56/501 engine, which powers this aircraft and the Allison 250, with approximately 16,000 units actively in use by helicopters. The Company entered the small engine segment in 1997 with the acquisition of Aero Support. The acquisition of Certified on April 29, 1999 enhanced the Company's presence in this market segment. The Whole Engine and Aircraft segment leases and resells whole engines and aircraft. The Airframe Avionics and Rotables segment is engaged in the sale of a wide variety of aircraft rotables and expendable components including flight data recorders, electrical and mechanical equipment and radar and navigation systems. The Company entered the avionics and rotables segment in 1998 with the acquisition of Solair.

The Company's reportable segments are managed separately because each business requires different technology and marketing strategies. The Company has not historically allocated selling, general and administrative expenses, depreciation and amortization, interest expense or income taxes to its business segments. Rather, the Company has evaluated performance of the business segments based on revenue and gross margins. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                                    1999                   1998                  1997
                                                              ------------------      ----------------      ----------------
REVENUES
Commercial Engine Parts                                             $75,021,184          $ 41,529,164          $  37,026,607
Defense                                                              47,977,353            24,185,460              6,817,932
Whole Engine and Aircraft                                           153,903,720           114,334,185             35,594,610
Airframe Avionics and Rotables                                       54,041,767                    --                     --
                                                              ------------------      ----------------      ----------------
   Total revenue                                                   $330,944,024         $ 180,048,809            $79,439,149
                                                              ==================      ================      ================

GROSS MARGIN
Commercial Engine Parts                                             $25,576,962           $14,424,598         $   13,095,159
Defense                                                              16,998,409             8,388,648              2,702,402
Whole Engine and Aircraft                                            46,600,079            40,326,122             12,246,600
Airframe Avionics and Rotables                                       13,765,579                    --                     --
                                                              ------------------      ----------------      ----------------
   Total gross margin                                              $102,941,029           $63,139,368            $28,044,161
                                                              ==================      ================      ================

INVENTORIES AND EQUIPMENT UNDER LEASE
Commercial Engine Parts                                            $108,512,892          $ 84,277,674            $27,495,671
Defense                                                              40,594,349            19,870,137              8,469,705
Whole Engine and Aircraft                                           150,137,099           144,962,202             39,932,388
Airframe Avionics and Rotables                                       45,383,755            41,371,604                     --
                                                              ------------------      ----------------      ----------------
   Total inventories                                               $344,628,095         $ 290,481,617            $75,897,764
                                                              ==================      ================      ================

GEOGRAPHIC REVENUE INFORMATION
Revenue from domestic customers                                     210,911,226           120,632,702             62,756,928
Revenue from international customers                                120,032,798            59,416,107             16,682,221
                                                              ------------------      ----------------      ----------------
   Total revenue                                                   $330,944,024         $ 180,048,809            $79,439,149
                                                              ==================      ================      ================

For the years ended December 31, 1999, 1998 and 1997, the Company's five largest customers collectively accounted for approximately 36%, 42% and 38%, respectively, of the Company's consolidated revenues.

The Company's business is impacted by the general economic conditions of the commercial aviation industry. Airlines and other operators recognize the need to cut costs, shift inventory requirements, and conserve capital to sustain profitability. The Company's industry is also subject to regulation by various governmental agencies with responsibilities over civil aviation. Increased regulations imposed by organizations such as the Federal Aviation Administration may significantly affect industry operations. Accordingly, economic and regulatory changes in the marketplace may significantly affect management's estimates and future performance.

The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

16.  OTHER MATTERS

On July 7, 1999, the Company settled a lawsuit brought by the Estate of the late Mr. Joram Rosenfeld (a former Director of the Company) with respect to, among other things, a claim alleging entitlement to a stock option grant in late 1996. The settlement was entered into in order to limit the expense of litigating the suit as well as the protracted use of management's time and related corporate resources. The Company recorded a one-time pre-tax charge of approximately $2.2 million during the second quarter of 1999 to fulfill its obligation under the settlement and for accrued legal expenses.

At December 31, 1999 there were no other material legal proceedings pending against the Company or any of its property. However, the Company may become party to various claims, legal actions and complaints arising in the ordinary course of business or otherwise. The Company cannot determine whether such actions would have a material impact on the financial condition, results of operations or cash flows of the Company.

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

In February 1998, the Company established a defined contribution savings plan that covers substantially all eligible employees. Company contributions to the plan are based on employee contributions and the level of company match. Company contributions to the plan totaled approximately $172,277 in 1999.

17.  RELATED PARTY TRANSACTIONS

In March 1997, the Company engaged Helix Management Company II, LLC ("Helix"), a company owned by Yoav Stern, Chairman of the Company's Board of Directors, and Zivi Nedivi, President, Chief Executive Officer and a Director of the Company, to act as the Company's exclusive financial advisor with respect to merger and acquisition transactions and as principal financial advisor with respect to other transactions for an initial term of eighteen months beginning January 1, 1997, renewable for additional 12 month terms (as amended, the "Helix Engagement Agreement"). As discussed below, on March 24, 1999, the Company entered into a termination agreement with Helix, pursuant to which the Company agreed to terminate the Helix Engagement Agreement.

Under the terms of the agreement, Helix received a monthly retainer of $25,000. In addition, under the terms of the agreement, a success fee was to be paid by the Company on a per transaction basis, based upon the aggregate consideration in connection with the applicable transaction. During the years ended December 31, 1999, 1998 and 1997, the Company paid $1.5 million, $2.0 million and $0.5 million, respectively, and issued warrants for the purchase of 7,500 shares in 1997 and 7,250 shares in 1998 of the Company's common stock at exercise prices between $19.00 and $27.50 per share, expiring in three to five years, to Helix relating to such agreement.

On March 24, 1999, the Company entered into a Termination Agreement (the "Helix Termination Agreement") with Helix, pursuant to which the Company agreed to terminate the Helix Engagement Agreement dated as of March 28, 1997. Under the terms of the Helix Termination Agreement, the Company will only be required to pay Helix success fees on those transactions procured by Helix which have either been consummated or signed prior to the date of termination. Helix has waived all other fees which it is entitled to under the terms of the Helix Engagement Agreement, including monthly retainer fees on account of the ninety-day period following termination and success fees on account of transactions procured by Helix which are undertaken by the Company within one year of termination. Helix has also agreed that it will, for no additional consideration, provide the Company such assistance (including access to its members and employees and copies of its records and files) as is necessary to assure an orderly transition in the services provided by Helix.

18. SUPPLEMENTAL FINANCIAL DATA

(A) QUARTERLY DATA - UNAUDITED

                                                                                  QUARTERS
                                                        -------------------------------------------------------------
                                                            FIRST          SECOND          THIRD          FOURTH
                                                        -----------     ------------   -------------   --------------
Total revenues:
    1999                                                   $79,056,009    $88,226,899     $70,730,702    $92,930,414
    1998                                                   $29,090,571    $38,063,117     $52,806,517    $60,088,604

Earnings from continuing operations:
    1999                                                    $7,148,328     $6,032,995      $3,411,352     $3,942,229
    1998                                                    $2,941,610     $3,681,064      $6,203,317     $6,752,128

Net earnings:
    1999                                                    $7,148,328     $6,032,995      $3,411,352     $3,942,229
    1998                                                    $2,941,610     $3,681,064      $6,203,317     $6,752,128

Earnings from continuing operations per common share - diluted:
    1999                                                         $0.47          $0.41           $0.27          $0.31
    1998                                                         $0.29          $0.34           $0.42          $0.45

Net earnings per common share - diluted:
    1999                                                         $0.47          $0.41           $0.27          $0.31
    1998                                                         $0.29          $0.34           $0.42          $0.45

(B) PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

The condensed consolidated statement of earnings of the Company for the 12 months ended December 31, 1999 are the Company's actual results, as they reflect the operations of ITC, Aerocar and Solair for the entire period being presented. The pro forma consolidated statements of earnings for the year ended December 31, 1998 is based on historical financial statements of the Company and have been adjusted to reflect the acquisitions of ITC, Aerocar, and Solair as though the companies had combined at the beginning of the periods being reported.

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

The pro forma consolidated statements of earnings for the year ended December 31, 1998 reflects the effect of the Company's secondary public offering of common stock and convertible subordinated notes as though it had occurred at the beginning of the period being reported.

                           KELLSTROM INDUSTRIES, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                  1999              1998
                                                              ------------      ------------
                                                                 ACTUAL           PRO FORMA
Sales revenue, net                                            $288,912,304      $230,047,078
Rental revenues                                                 42,031,720        35,139,470
                                                              ------------      ------------
          Total revenues                                       330,944,024       265,186,548

Cost of goods sold                                            (200,888,797)     (161,522,112)
Inventory write-down (see below)                                        --        (5,628,643)
Depreciation of equipment under operating leases               (27,114,198)      (17,735,353)
Selling, general and administrative expenses                   (41,149,634)      (37,208,774)
Depreciation and amortization                                   (5,398,198)       (4,137,877)
Other non-recurring expenses                                    (2,200,000)               --
                                                              ------------      ------------
          Total operating expenses                            (276,750,827)     (226,232,759)
Operating income                                                54,193,197        38,953,789
Interest expense, net of interest income                       (21,268,357)      (16,032,522)
                                                              ------------      ------------
Income before income taxes                                      32,924,840        22,921,267
Income taxes                                                   (12,389,936)       (8,571,664)
                                                              ============      ============
Net income                                                    $ 20,534,904      $ 14,349,603
                                                              ============      ============
Earnings per common share -- basic                            $       1.73      $       1.24
                                                              ============      ============
Earnings per common share -- diluted                          $       1.48      $       0.87
                                                              ============      ============
Weighted average number of common shares outstanding -- basic   11,855,483        11,550,779
                                                              ============      ============
Weighted average number of common shares
  outstanding -- diluted                                        16,674,000        16,524,416
                                                              ============      ============

Solair's historical results for the year ended December 31, 1998 reflects charges to income of $5.6 million for the write-down of inventory. If these charges were excluded from the pro forma statements of earnings, net income and earnings per share on a basic and diluted basis would be $17.9, $1.55 and $1.08, respectively for the years ended December 31, 1998.

Unaudited -- See accompanying notes to pro forma consolidated statements of earnings.

                           KELLSTROM INDUSTRIES, INC.
                  PRO FORMA CONSOLIDATED STATEMENTS OF EARNINGS
                          Year Ended December 31, 1998
                                   (Unaudited)


                                               -----------------------------------------------------------
                                                                      HISTORICAL
                                                 KELLSTROM        ITC          AEROCAR        SOLAIR
                                               ------------- -------------  -------------  -------------

 Sales revenues, net                           $148,901,686   $ 8,036,576    $ 3,458,512   $ 69,650,304
 Rental revenues                                 31,147,123       538,306      3,454,041             --
                                               ------------- -------------  -------------  -------------
    Total revenues                              180,048,809     8,574,882      6,912,553     69,650,304

 Cost of goods sold                            (100,221,300)   (4,997,742)    (1,724,577)   (54,578,493)
 Inventory write-down                                    --            --             --     (5,628,643)
 Depreciation of equipment under operating
   leases                                       (16,688,141)     (289,317)      (757,895)            --
 Selling, general and administrative expenses   (19,051,869)     (640,591)    (1,443,646)   (16,787,829)
 Depreciation and amortization                   (3,057,847)       (3,498)            --       (480,545)
                                               ------------- -------------  -------------  -------------
    Total operating expenses                   (139,019,157)   (5,931,148)    (3,926,118)   (77,475,510)

 Operating income                                41,029,652     2,643,734      2,986,435     (7,825,206)

 Interest expense, net of interest income        (9,772,892)     (160,492)       (87,257)    (5,289,158)
                                               ------------- -------------  -------------  -------------

 Income before income taxes                      31,256,760     2,483,242      2,899,178    (13,114,364)

 Income taxes                                   (11,678,641)            --            --             --
                                               ------------- -------------  -------------  -------------
 Net income                                    $ 19,578,119   $ 2,483,242    $ 2,899,178   $(13,114,364)
                                               ============= =============  =============  =============
 Earnings per common share - basic                   $ 1.94
                                               =============
 Earnings per common share - diluted                 $ 1.53
                                               =============

 Weighted average number of common shares
    outstanding - basic                          10,086,875
                                               =============

 Weighted average number of common shares
    outstanding - diluted                        15,060,512
                                               =============


                                               ------------------------------------------------------------------
                                                   PRO FORMA        PRO FORMA       PRO FORMA        PRO FORMA
                                                 ADJUSTMENTS (A)  ADJUSTMENTS (B) ADJUSTMENTS (C)    COMBINED
                                                -----------------------------------------------------------------

 Sales revenues, net                                        --               --               --   $ 230,047,078
 Rental revenues                                            --               --               --      35,139,470
                                                ---------------  --------------- ---------------  ---------------
    Total revenues                                          --               --              --      265,186,548

 Cost of goods sold                                         --               --              --     (161,522,112)
 Inventory write-down                                       --               --              --       (5,628,643)
 Depreciation of equipment under operating
   leases                                                   --               --              --      (17,735,353)
 Selling, general and administrative expenses           43,161          132,000         540,000      (37,208,774)
 Depreciation and amortization                         (52,963)        (431,194)       (111,830)      (4,137,877)
                                                ---------------  --------------- ---------------  ---------------
    Total operating expenses                            (9,802)        (299,194)        428,170     (226,232,759)

 Operating income                                       (9,802)        (299,194)        428,170       38,953,789

 Interest expense, net of interest income              160,492          219,633       5,479,680      (16,032,522)
                                                      (532,331)      (2,061,530)     (3,988,667)
                                                ---------------  --------------- ---------------  ---------------

 Income before income taxes                           (381,641)      (2,141,091)      1,919,183       22,921,267

 Income taxes                                         (785,233)        (283,248)      4,175,458       (8,571,664)
                                                ---------------  --------------- ---------------  ---------------
 Net income                                       $ (1,166,874)    $ (2,424,339)    $ 6,094,641     $ 14,349,603
                                                ===============  =============== ===============  ===============
 Earnings per common share - basic                                                                        $ 1.24
                                                                                                  ===============
 Earnings per common share - diluted                                                                      $ 0.87
                                                                                                  ===============

 Weighted average number of common shares
    outstanding - basic                                                                               11,550,779
                                                                                                  ===============

 Weighted average number of common shares
    outstanding - diluted                                                                             16,524,416
                                                                                                  ===============



 Unaudited - See accompanying notes to pro forma consolidated statement of earnings.

                           KELLSTROM INDUSTRIES, INC.
             NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

(A) For the purpose of presenting the pro forma consolidated statements of earnings, the following adjustments have been made for the ITC acquisition:

                                                                                                                  YEAR ENDED
                                                                                                               DECEMBER 31, 1998
                                                                                                               -----------------
Increase (decrease) in income:
Reduction in selling, general and administrative expense due to elimination of pension expense                         $ 43,161
Amortization of goodwill and non-compete agreement related to ITC acquisition                                           (52,963)
Reduction in interest expense due to pay-off of debt on ITC line of credit                                              160,492
Interest expense on acquisition debt and debt incurred to repay existing ITC line of credit                            (532,331)
                                                                                                                ----------------
                                                                                                                       (381,641)
Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes                        (785,233)
                                                                                                                ----------------
Net adjustment                                                                                                     $ (1,166,874)
                                                                                                                ================

(B) For the purpose of presenting the pro forma consolidated statements of earnings, the following adjustments have been made for the Aerocar Aviation and Aerocar Parts acquisitions:

                                                                                                                  YEAR ENDED
                                                                                                               DECEMBER 31, 1998
                                                                                                               -----------------

Increase  (decrease)  in income:
Elimination of Aerocar Aviation and Aerocar Parts officer's salary and bonus                                          $ 132,000
Amortization of goodwill related to Aerocar Aviation and Aerocar Parts acquisitions                                    (431,194)
Reduction in interest expense due to pay-off of debt on Aerocar Aviation and Aerocar Parts line of credit               219,633
Interest expense on acquisition debt and debt incurred to repay existing Aerocar
Aviation and Aerocar Parts line of credit                                                                            (2,061,530)
                                                                                                                ----------------
                                                                                                                     (2,141,091)
Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes                        (283,248)
                                                                                                                ----------------
Net adjustments                                                                                                    $ (2,424,339)
                                                                                                                ================

(C) For the purpose of presenting the pro forma consolidated statements of earnings, the statement of operations of Solair for the twelve months ended December 31, 1998 has been used and the following adjustments have been made for the Solair acquisition:

                                                                                                                  YEAR ENDED
                                                                                                               DECEMBER 31, 1998
                                                                                                               -----------------

Increase (decrease) in income:
Reduction in selling, general and administrative expenses for elimination of Banner management fees                   $ 540,000
Amortization of goodwill related to Solair acquisition                                                                 (111,830)
Reduction in interest expense due to pay-off of Solair debt                                                           5,479,680
Increase in interest expense from acquisition debt                                                                   (3,988,667)
                                                                                                                ----------------
                                                                                                                      1,919,183
Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes                       4,175,458
                                                                                                                ----------------
Net adjustment                                                                                                      $ 6,094,641
                                                                                                                ================