Form 10-Q
period 2000-03-31
KELLSTROM INDUSTRIES INC
filed 2000-05-15
CIK 918275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 11,910,981 shares of common stock, $.001 par value per share, were outstanding as of April 30, 2000.

                           KELLSTROM INDUSTRIES, INC.


                                     INDEX



                                                                                               PAGE NUMBER
                                                       PART I
Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheets...............................................  3

               Condensed Consolidated Statements of Earnings.......................................  4

               Condensed Consolidated Statements of Cash Flows ....................................  5

               Notes to Condensed Consolidated Financial Statements ...............................  7

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................................... 10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk ......................... 14

                                                      PART II

Item 1.        Legal Proceedings................................................................... 15

Item 2.        Changes in Securities and Use of Proceeds........................................... 15

Item 3.        Defaults Upon Senior Securities..................................................... 15

Item 4.        Submission of Matters to a Vote of Security Holders................................. 15

Item 5.        Other Information................................................................... 15

Item 6.        Exhibits and Reports on Form 8-K.................................................... 16


ITEM 1. FINANCIAL STATEMENTS

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                       (Unaudited)
                                                                     March 31, 2000    December 31, 1999
                                                                     --------------    -----------------
                                 ASSETS

Current Assets:
  Cash and cash equivalents                                          $      672,987      $      272,140
  Trade receivables, net of allowances for returns and
    doubtful accounts of $7,994,693 and $8,575,684
    for 2000 and 1999, respectively                                      54,749,207          60,674,708
  Inventories                                                           208,047,098         194,490,995
  Equipment under short-term operating leases, net                       92,068,563          92,135,910
  Prepaid expenses                                                        8,906,284           5,199,429
  Deferred tax assets                                                     6,172,819           8,280,101
                                                                     --------------      --------------

    Total current assets                                                370,616,958         361,053,283

Equipment under long-term operating leases, net                          47,351,822          58,001,190
Property, plant and equipment, net                                       25,750,258          25,339,940
Goodwill, net                                                            86,389,434          87,825,058
Other assets                                                              8,165,021           9,225,952
                                                                     --------------      --------------
    Total Assets                                                     $  538,273,493      $  541,445,423
                                                                     ==============      ==============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term notes payable                                           $    2,145,920      $    2,145,920
  Current maturities of long-term debt                                      200,000             200,000
  Accounts payable                                                       20,058,562          17,713,220
  Accrued expenses                                                       18,275,888          18,133,718
                                                                     --------------      --------------

    Total current liabilities                                            40,680,370          38,192,858

Long-term debt, less current maturities                                 177,735,399         183,493,805
Convertible subordinated notes                                          140,250,000         140,250,000
Deferred tax liabilities                                                  7,778,739           8,295,682
                                                                     --------------      --------------

    Total Liabilities                                                   366,444,508         370,232,345

Stockholders' Equity:
  Common stock, $ .001 par value; 50,000,000 shares authorized;
    11,910,981 shares issued and outstanding
    in 2000 and 1999                                                         11,911              11,911
  Additional paid-in capital                                            121,103,652         121,103,653
  Retained earnings                                                      52,332,212          51,668,184
  Loans receivable from directors and officers                           (1,615,022)         (1,572,730)
  Accumulated other comprehensive (loss) income                              (3,768)              2,060
                                                                     --------------      --------------
    Total Stockholders' Equity                                          171,828,985         171,213,078
                                                                     --------------      --------------
    Total Liabilities and Stockholders' Equity                       $  538,273,493      $  541,445,423
                                                                     ==============      ==============

     See accompanying notes to condensed consolidated financial statements

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     --------------------------------
                                                                         2000                1999
                                                                     ------------        ------------

Sales revenues, net                                                  $ 67,834,564        $ 68,712,095
Rental revenues                                                         6,636,480          10,343,914
                                                                     ------------        ------------
  Total revenues                                                       74,471,044          79,056,009

Cost of goods sold                                                     48,334,234          47,383,319
Depreciation of equipment under operating leases                        5,637,583           6,296,419
Selling, general and administrative expenses                           11,592,261           8,495,510
Depreciation and amortization                                           1,550,941           1,201,400
                                                                     ------------        ------------
  Total operating expenses                                             67,115,019          63,376,648

  Operating income                                                      7,356,025          15,679,361

Interest expense, net of interest income                                6,296,968           4,157,673
                                                                     ------------        ------------
  Income before income taxes                                            1,059,057          11,521,688

Income taxes                                                              395,029           4,373,360
                                                                     ------------        ------------
  Net income                                                         $    664,028        $  7,148,328
                                                                     ============        ============

Earnings per common share - basic                                    $       0.06        $       0.61
                                                                     ============        ============

Earnings per common share - diluted                                  $       0.06        $       0.47
                                                                     ============        ============

Weighted average number of common shares
outstanding - basic                                                    11,910,981          11,773,265
                                                                     ============        ============

Weighted average number of common shares
outstanding - diluted                                                  11,973,228          17,820,915
                                                                     ============        ============

     See accompanying notes to condensed consolidated financial statements

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                             THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------------
                                                                              2000                 1999
                                                                          --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $      664,028      $    7,148,328
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
  Depreciation and amortization                                                1,550,941           1,201,400
  Depreciation of equipment under operating leases                             5,637,583           6,296,419
  Amortization of deferred financing costs                                       519,159             485,619
  Deferred income taxes                                                        1,590,339          (2,358,461)

Changes in operating assets and liabilities:
  Decrease (increase) in trade receivables, net                                7,278,036          (6,099,026)
  Increase in inventories                                                    (13,253,337)         (7,020,536)
  Decrease (increase) in equipment under operating leases                      5,079,132         (15,636,051)
  (Increase) decrease in prepaid expenses and other current assets            (2,319,045)            349,976
  Decrease (increase) in other assets                                            482,771          (1,045,092)
  Increase in accounts payable                                                 2,345,342           7,636,148
  Increase (decrease) in accrued expenses                                        381,844          (1,008,263)
  (Decrease) increase in income taxes payable                                 (1,387,810)          5,547,207
                                                                          --------------      --------------

    Net cash provided by (used in) operating activities                        8,568,983          (4,502,332)
                                                                          --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition earn-out payments                                               (1,333,332)         (4,932,999)
  Purchase of property, plant and equipment                                   (1,034,106)         (1,674,450)
                                                                          --------------      --------------

    Net cash used in investing activities                                     (2,367,438)         (6,607,449)
                                                                          --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit agreement                               (5,758,406)         11,313,003
  Debt repayment, including capital lease obligation                                  --              (6,385)
  Proceeds from the issuance of common stock                                          --             180,940
  Loans to directors and officers                                                (42,292)             18,103
  Payment of deferred financing costs                                                 --            (403,221)
                                                                          --------------      --------------

    Net cash (used in) provided by financing activities                       (5,800,698)         11,102,440
                                                                          --------------      --------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                               400,847              (7,341)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                     272,140           1,107,102
                                                                          --------------      --------------
CASH & CASH EQUIVALENTS, END OF PERIOD                                    $      672,987      $    1,099,761
                                                                          ==============      ==============

                                  (continued)
     See accompanying notes to condensed consolidated financial statements

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (continued)


                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                          2000           1999
                                                      ------------   ------------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest                                          $  4,592,622   $  1,822,696
                                                      ============   ============

    Income taxes                                      $         --   $  1,184,614
                                                      ============   ============

     See accompanying notes to condensed consolidated financial statements

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Kellstrom Industries, Inc. and its subsidiaries (the "Company") after elimination of intercompany accounts and transactions. These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 31, 1999 has been derived from audited financial statements. In order to prepare the financial statements in conformity with generally accepted accounting principles, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

         In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2000, the condensed consolidated results of operations for the three month periods ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - ACQUISITIONS

         On April 29, 1999, the Company acquired all of the outstanding capital stock of Certified Aircraft Parts, Inc. ("Certified") for $16.7 million in cash, and assumed $2.7 million in debt.

NOTE 3 - EARNINGS PER SHARE

         Diluted earnings per share for the three month periods ended March 31, 2000 and 1999 were calculated as follows:



                                                                          THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                     --------------------------------
                                                                         2000                1999
                                                                     ------------        ------------

Net income                                                           $    664,028        $  7,148,328
Income adjustment relating to reduction of debt
  based on the if converted method                                             --           1,216,557
                                                                     ------------        ------------
Net income available to common and
  common equivalent shares                                           $    664,028        $  8,364,885
                                                                     ============        ============

Weighted average number of common shares
  outstanding - basic                                                  11,910,981          11,773,265
Dilutive common stock equivalents from stock
  options and warrants based on the treasury
  stock method                                                             62,247           1,430,168
Dilutive convertible subordinated notes based
  on the if converted method                                                   --           4,617,482
                                                                     ------------        ------------
Weighted average number of common shares
  outstanding - diluted                                                11,973,228          17,820,915
                                                                     ============        ============

         NOTE 4 - SEGMENT REPORTING

         The Company is organized based on the products that it offers. Under this organizational structure, the Company has four reportable segments: (i) Commercial Engine Parts, (ii) Defense, (iii) Whole Engine and Aircraft and (iv) Airframe Avionics and Rotables. The Commercial Engine Parts segment is involved in the business of inventory management through purchasing, overhauling (primarily through subcontractors), reselling and leasing of engine parts for large turbo-fan engines manufactured by CFM International, General Electric, Pratt & Whitney and Rolls Royce. The Defense segment is an inventory management business through after-market reselling of aircraft parts and turbojet engines and engine parts for helicopters and large transport aircraft. The segment's primary focus is on the Lockheed Martin C-130 Hercules aircraft, a widely used military transport aircraft, the Allison (Rolls Royce) T56/501 engine, which powers this aircraft, and the Allison 250, with approximately 16,000 units actively in use by helicopters. The Company entered the Defense segment in 1997 with the acquisition of Aero Support. The acquisition of Certified on April 29, 1999 enhanced the Company's presence in this market segment. The Whole Engine and Aircraft segment leases and resells whole engines and aircraft. The Airframe Avionics and Rotables segment is engaged in the sale of a wide variety of aircraft rotables and expendable components including flight data recorders, electrical and mechanical equipment and radar and navigation systems. The Company entered the Airframe Avionics and Rotables segment in 1998 with the acquisition of Solair.

         The Company's reportable segments are managed separately because each business requires different technology and marketing strategies. The Company has not historically allocated selling, general and administrative expenses, depreciation and amortization, interest expense or income taxes to its business segments. Rather, the Company evaluates performance of the business segments based on revenue and gross margins. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table sets forth the revenue and gross margins for each of the Company's business segments for the three month periods ended March 31, 2000 and 1999:


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                            --------------------------------
                                                2000                1999
                                            ------------        ------------
Revenues
Commercial Engine Parts                     $ 20,284,551        $ 13,525,189
Defense                                       17,194,858           9,504,322
Airframe Avionics and Rotables                13,495,155          14,372,584
Whole Engine and Aircraft                     23,496,480          41,653,914
                                            ------------        ------------
  Total revenue                             $ 74,471,044        $ 79,056,009
                                            ============        ============

Gross margin
Commercial Engine Parts                     $  6,913,849        $  4,669,903
Defense                                        6,094,784           3,463,858
Airframe Avionics and Rotables                 3,833,838           3,411,388
Whole Engine and Aircraft                      3,656,756          13,831,122
                                            ------------        ------------
  Total gross margin                        $ 20,499,227        $ 25,376,271
                                            ============        ============

NOTE 5 - COMPREHENSIVE INCOME

         The Company's total comprehensive income, comprised of net income and foreign currency translation adjustments, for the three month periods ended March 31, 2000 and 1999 was as follows:


                                                   Three Months Ended
                                                        March 31,
                                            --------------------------------
                                                2000                 1999
                                            ------------        ------------

Net income                                  $    664,028        $  7,148,328

Foreign currency translation adjustments          (5,828)            (32,065)
                                            ------------        ------------
Other comprehensive income, net of taxes          (5,828)            (32,065)
                                            ------------        ------------
  Total Comprehensive income                $    658,200        $  7,116,263
                                            ============        ============



NOTE 6 - OTHER MATTERS

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

GENERAL

         The Company is a leader in the airborne equipment segments of the international aviation services after-market. The Company's principal business is inventory management through the purchasing, overhauling (primarily through subcontractors), reselling and leasing of aircraft, avionics and aircraft rotables, and aircraft engines and engine parts. The Company's historical growth has resulted from a number of factors, including the following: the expansion of the Company's product lines, customer base and market share; increases in the Company's internal growth; cost controls and overall operating efficiencies; acquisitions in existing and adjacent markets; and significant capital investments.

         On April 29, 1999 the Company acquired Certified. This acquisition was accounted for using the purchase method of accounting for business combinations and accordingly, Certified's operating results have been included in the Company's results of operations since the date of acquisition. Consequently, the results of operations for the three month period ended March 31, 2000 is not comparable to the corresponding period of the prior year in certain material respects.

RESULTS OF OPERATIONS

         For the periods indicated, the following table sets forth the percentage of certain income statement items to total revenues derived from the Company's condensed consolidated statements of earnings.


                                                     PERCENTAGE OF TOTAL REVENUES
                                                    --------------------------------
                                                      THREE MONTHS ENDED MARCH 31,
                                                    --------------------------------
                                                         2000               1999
                                                    ------------        ------------
Revenues:
  Sales revenues, net                                   91.1%              86.9%
  Rental revenues                                        8.9%              13.1%
    Total revenues                                     100.0%             100.0%
Operating expenses:
  Cost of goods sold                                    64.9%              59.9%
  Depreciation of equipment under operating leases       7.6%               8.0%
  Selling, general and administrative expenses          15.6%              10.7%
  Depreciation and amortization expense                  2.1%               1.5%
    Total operating expenses                            90.1%              80.2%
    Operating income                                     9.9%              19.8%
Interest expense (net of interest income)                8.5%               5.3%
    Income before income taxes                           1.4%              14.6%
Income taxes                                             0.5%               5.5%
    Net income                                           0.9%               9.0%


THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         Consolidated sales revenues decreased by 1% to $67.8 million for the three months ended March 31, 2000 as compared to $68.7 million for the three months ended March 31, 1999. Sales revenues from the Company's commercial engine parts segment increased to $20.3 million as compared with $13.5 million for the three months ended March 31, 2000 and March 31, 1999, respectively. The increase in sales of commercial engine parts was primarily due to higher levels of inventory availability as a result of the Company's investment in inventory. Sales revenues from the Company's defense segment increased to $17.2 million as compared with $9.5 million for the three months ended March 31, 2000 and March 31, 1999, respectively, due to continued investments in marketing and higher levels of inventory availability and the acquisition of Certified in April 1999. Sales revenues from the Company's airframe avionics and rotables segment decreased slightly to $13.5 million as compared with $14.4 million for the three months ended March 31, 2000 and March 31, 1999, respectively. Sales revenues from the Company's whole engine and aircraft segment decreased to $16.9 million as compared with $31.3 million for the three months ended March 31, 2000 and March 31, 1999, respectively. The decrease in revenues from the sale of whole engines and aircraft reflect current market conditions and the Company's decision to limit the growth of the portfolio and change its composition to newer engine models.

         Rental revenues decreased by 36% to $6.6 million for the three months ended March 31, 2000 as compared to $10.3 million for the three months ended March 31, 1999. The decrease in rental revenues was primarily due to a customer unexpectedly ceasing operations during the fourth quarter, a reduction in fleet utilization and a reduction in the size of the fleet.

         Consolidated cost of goods sold increased by 2% to $48.3 million for the three months ended March 31, 2000 as compared to $47.4 million for the three months ended March 31, 1999. Consolidated gross profit margin on sales was 28.7% for the three months ended March 31, 2000 as compared with 31.0% for the three months ended March 31, 1999. Gross margin for the quarter for the commercial engine parts and defense segments were 34.1% and 35.4%, respectively, which is in line with historical amounts realized by those divisions. Gross margin for the first quarter of 2000 at the airframe avionics and rotables segment was 28.4%, as compared to 23.7% for the first quarter of 1999. Gross margins from the sale of whole engines and aircraft were 15.8% for the first quarter of 2000 as compared to 31.2% for the first quarter of 1999, reflecting our efforts to reposition our lease portfolio.

         Depreciation of equipment under operating leases decreased by 10% to $5.6 million for the three months ended March 31, 2000 as compared to $6.3 million for the three months ended March 31, 1999. Gross profit margin on rental revenues decreased to 15.1% in 2000 from 39.1% in 1999. The decrease in the gross profit margin was primarily due to the impact of depreciation expense incurred as a result of higher levels of idle equipment.

         Selling, general and administrative expenses increased by 36% to $11.6 million for the three months ended March 31, 2000 as compared to $8.5 million for the three months ended March 31, 1999. The increase in selling, general and administrative expenses was primarily due to (i) the acquisition of Certified being combined into Kellstrom, (ii) the Company's continued investment in personnel and facilities for the defense, commercial engine parts and airframe avionics and rotables segments in order to support the Company's growth model and (iii) an increase in bad debt expense as a result of the expansion of the Company's customer base. The Company believes selling, general and administrative expenses will continue to increase due to the Company's growth plans and need for additional personnel and facilities to support the Company's operations.

         Depreciation and amortization expense increased by 29% to $1.6 million for the three months ended March 31, 2000 as compared to $1.2 million for the three months ended March 31, 1999. The increase in depreciation and amortization expense was primarily due to amortization of goodwill related to the Certified acquisition in addition to depreciation on recent investments in facilities to support the Company's growth plans.

         Interest expense (net of interest income) increased by 51% to $6.3 million for the three months ended March 31, 2000 as compared to $4.2 million for the three months ended March 31, 1999. The increase in interest expense was primarily driven by an increase in the Company's average debt levels, resulting from the acquisition of Certified and growth in inventories and trade receivables.

         The Company's effective tax rate for the three months ended March 31, 2000 was 37.3% as compared to 38.0% for the three months ended March 31, 1999.

         Net income decreased by 91% to $.7 million for the three months ended March 31, 2000 as compared to $7.1 million for the three months ended March 31, 1999. Basic earnings per common share decreased by 90% to $0.06 for the three months ended March 31, 2000 as compared to $0.61 for the three months ended March 31, 1999. Diluted earnings per common share decreased by 87% to $0.06 for the three months ended March 31, 2000 as compared to $0.47 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company's liquidity and capital resources included cash and cash equivalents of $.7 million and working capital of $329.9 million. At March 31, 2000, total outstanding debt was $320.3 million as compared to $326.1 million as of December 31, 1999. As of March 31, 2000, the outstanding principal balance on the Company's convertible subordinated notes was $140.3 million and the Company had contractual lines of credit totaling $256.7 million of which $166.7 million was outstanding and $26.2 million was available.

         Cash flow provided by operating activities for the three months ended March 31, 2000 was $8.6 million compared with cash flow used in operating activities of $4.5 million for the three months ended March 31, 1999. The primary sources of cash for operating activities were a decrease in accounts receivable of $7.3 million, a decrease in equipment under operating leases of $5.1 million and net income of $.7 million, adjusted for non-cash expenses related to depreciation and amortization of $7.2 million. The primary uses of cash for operating activities was for increases in inventories of $13.3 million to support the Company's growth.

         Cash flow used for investing activities for the three months ended March 31, 2000 was $2.4 million compared with $6.6 million for the three months ended March 31, 1999. The primary uses of cash for investing activities was earn-out payments in connection with the acquisition of Aero Support of $1.3 million and purchases of property, plant and equipment of $1.0 million.

         Cash flow used for financing activities for the three months ended March 31, 2000 was $5.8 million compared with cash flow provided by financing activities of $11.1 million for the three months ended March 31, 1999. The primary uses of cash for financing activities was a decrease in borrowings under the Company's line of credit agreement of $5.8 million.

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

         The Company believes that the proposed initiative, if implemented, would have the effect of reducing debt and interest expense, improving cash flow, and freeing up capital for strategic business initiatives. While the Company would forego the revenues and some of the profits expected to be generated by its existing lease portfolio, the Company would continue to receive a pro-rata share of any partnership profits.

         The Company intends to take advantage of growth opportunities that are consistent with the Company's expansion and profit objectives. It is anticipated that such growth opportunities will require the investment of cash into inventories of aircraft and aircraft parts, engines and engine parts and avionics and rotables. Greater availability of such inventories will better enable the Company to continue to increase its revenues as well as to encourage the development of strategic relationships with new customers. The Company intends to finance its inventory expansion program through its cash flows and through its syndicated credit facility. In the future, the Company may require additional sources of capital to continue to fund its expansion.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness outstanding under the Company's $256.7 million bank credit facility. The bank credit facility, which expires in 2003, bears interest at the bank's prime rate plus 0-50 basis points or, at the Company's option, LIBOR plus 150-250 basis points. These variable interest rates are subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At March 31, 2000, the Company had approximately $166.7 million in variable rate indebtedness outstanding under the credit facility, representing approximately 52% of the Company's total debt outstanding, at an average interest rate of 8.3%. An increase in interest rates by 1% would not have a material impact on the financial condition, results of operations or cash flows of the Company.

                                    PART II

ITEM 1.   LEGAL PROCEEDINGS.

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

ITEM 5.   OTHER INFORMATION.

          Not applicable.

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  27 - Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K.

                  The Company filed a Report on Form 8-K dated February 16, 2000, which included a copy of a press release announcing that the Company's Chief Financial Officer, Michael Wallace, will leave the Company and that Oscar Torres has been named new Chief Financial Officer.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2000                                 KELLSTROM INDUSTRIES, INC.
                                             (Registrant)


                                             /s/  Oscar E. Torres
                                             ---------------------------------

                                             Oscar E. Torres
                                             Chief Financial Officer
                                             (principal financial and
                                             accounting officer)

                                 Exhibit Index

EXHIBIT NO.       DESCRIPTION

27                Financial Data Schedule