Form 10-Q
period 2000-06-30
KELLSTROM INDUSTRIES INC
filed 2000-08-14
CIK 918275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-23764

                           KELLSTROM INDUSTRIES, INC.
                           -------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 11,910,981 shares of common stock, $.001 par value per share, were outstanding as of July 31, 2000.

                           KELLSTROM INDUSTRIES, INC.

                                      INDEX

                                                                         Page Number
                                                                         -----------
                                     PART I

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets .........................       3

        Condensed Consolidated Statements of Earnings .................       4

        Condensed Consolidated Statements of Cash Flows ...............       5

        Notes to Condensed Consolidated Financial Statements ..........       7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .........................................      10

Item 3. Quantitative and Qualitative Disclosures About Market Risk ....      15

                                   PART II

Item 1. Legal Proceedings .............................................      16

Item 2. Changes in Securities and Use of Proceeds .....................      16

Item 3. Defaults Upon Senior Securities ...............................      16

Item 4. Submission of Matters to a Vote of Security Holders ...........      16

Item 5. Other Information .............................................      16

Item 6. Exhibits and Reports on Form 8-K ..............................      17




Item 1.  Financial Statements

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)
                                                                      June 30, 2000     December 31, 1999
                                                                      -------------     -----------------
                                     Assets

Current Assets:
   Cash and cash equivalents                                          $   3,811,531       $     272,140
   Trade receivables, net of allowances for returns and
       doubtful accounts of $8,116,409 and $8,575,684
       for 2000 and 1999, respectively                                   49,360,082          60,674,708
   Inventories                                                          228,429,717         194,490,995
   Equipment under short-term operating leases, net                      68,390,243          92,135,910
   Prepaid expenses                                                       6,147,470           5,199,429
   Deferred tax assets                                                    6,675,406           8,280,101
                                                                      -------------       -------------
          Total current assets                                          362,814,449         361,053,283

Equipment under long-term operating leases, net                          53,069,382          58,001,190
Property, plant and equipment, net                                       25,918,472          25,339,940
Goodwill, net                                                            85,643,672          87,825,058
Other assets                                                              8,464,215           9,225,952
                                                                      -------------       -------------
          Total Assets                                                $ 535,910,190       $ 541,445,423
                                                                      =============       =============

                       Liabilities and Stockholders' Equity

Current Liabilities:
   Short-term debt                                                    $ 157,517,975       $ 165,773,805
   Notes payable                                                                 --           2,145,920
   Current maturities of long-term debt                                     200,000             200,000
   Accounts payable                                                      17,254,234          17,713,220
   Accrued expenses                                                      21,705,957          18,133,718
                                                                      -------------       -------------
          Total current liabilities                                     196,678,166         203,966,663

Long-term debt, less current maturities                                  17,520,000          17,720,000
Convertible subordinated notes                                          140,250,000         140,250,000
Deferred tax liabilities                                                  8,482,726           8,295,682
                                                                      -------------       -------------
          Total Liabilities                                             362,930,892         370,232,345

Stockholders' Equity:
   Common stock, $ .001 par value; 50,000,000 shares authorized;
          11,910,981 shares issued and outstanding
          in 2000 and 1999                                                   11,911              11,911
   Additional paid-in capital                                           121,103,653         121,103,653
   Retained earnings                                                     53,723,822          51,668,184
   Loans receivable from directors and officers                          (1,851,033)         (1,572,730)
   Accumulated other comprehensive (loss) income                             (9,055)              2,060
                                                                      -------------       -------------
          Total Stockholders' Equity                                    172,979,298         171,213,078
                                                                      -------------       -------------
          Total Liabilities and Stockholders' Equity                  $ 535,910,190       $ 541,445,423
                                                                      =============       =============



      See accompanying notes to condensed consolidated financial statements

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                            Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                      ------------------------------      ------------------------------
                                                          2000              1999              2000               1999
                                                      ------------      ------------      ------------      ------------
Sales revenues, net                                   $ 77,364,211      $ 77,318,790      $145,198,775      $146,030,885
Rental revenues                                          4,882,756        10,908,109        11,519,236        21,252,023
                                                      ------------      ------------      ------------      ------------
     Total revenues                                     82,246,967        88,226,899       156,718,011       167,282,908

Cost of goods sold                                      56,004,249        52,126,790       104,338,483        99,510,109
Depreciation of equipment under operating leases         4,326,479         6,887,988         9,964,062        13,184,407
Selling, general and administrative expenses            11,673,098        10,670,399        23,265,359        19,165,909
Depreciation and amortization                            1,551,837         1,309,764         3,102,778         2,511,164
Other non-recurring expenses                                    --         2,200,000                --         2,200,000
                                                      ------------      ------------      ------------      ------------
     Total operating expenses                           73,555,663        73,194,941       140,670,682       136,571,589

     Operating income                                    8,691,304        15,031,958        16,047,329        30,711,319

Interest expense, net of interest income                 6,462,046         5,294,802        12,759,014         9,452,475
                                                      ------------      ------------      ------------      ------------
     Income before income taxes                          2,229,258         9,737,156         3,288,315        21,258,844

Income taxes                                               837,648         3,704,161         1,232,677         8,077,521
                                                      ------------      ------------      ------------      ------------
     Net income                                       $  1,391,610      $  6,032,995      $  2,055,638      $ 13,181,323
                                                      ============      ============      ============      ============

Earnings per common share - basic                     $       0.12      $       0.51      $       0.17      $       1.12
                                                      ============      ============      ============      ============

Earnings per common share - diluted                   $       0.12      $       0.41      $       0.17      $       0.88
                                                      ============      ============      ============      ============

Weighted average number of common shares
outstanding - basic                                     11,910,981        11,826,704        11,910,981        11,799,984
                                                      ============      ============      ============      ============

Weighted average number of common shares
outstanding - diluted                                   11,919,264        17,724,910        11,946,246        17,772,912
                                                      ============      ============      ============      ============



      See accompanying notes to condensed consolidated financial statements

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six Months Ended June 30,
                                                                           -------------------------------
                                                                               2000               1999
                                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  2,055,638       $ 13,181,323
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                            3,102,778          2,511,164
     Depreciation of equipment under operating leases                         9,964,062         13,184,407
     Amortization of deferred financing costs                                 1,038,318          1,004,174
     Deferred income taxes                                                    1,791,739         (1,605,508)

Changes in operating assets and liabilities:
     Decrease (increase) in trade receivables, net                           12,667,161        (18,941,485)
     Increase in inventories                                                (20,006,860)       (26,348,165)
     Decrease (increase) in equipment under operating leases                  5,084,317        (23,504,895)
     Increase in prepaid expenses and other current assets                     (948,041)        (5,953,767)
     Increase in other assets                                                  (394,583)          (284,924)
     (Decrease) increase in accounts payable                                   (498,705)         4,906,947
     Increase (decrease) in accrued expenses                                  6,034,680           (278,072)
     Increase in income taxes payable                                                --          1,418,620
                                                                           ------------       ------------
           Net cash provided by (used in) operating activities               19,890,504        (40,710,181)
                                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                                              --        (16,718,685)
     Acquisition earn-out payments                                           (3,618,646)        (4,932,999)
     Purchase of property, plant and equipment                               (1,852,414)        (3,951,369)
     Proceeds from sales of property, plant and equipment                            --             56,763
                                                                           ------------       ------------
           Net cash used in investing activities                             (5,471,060)       (25,546,290)
                                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings under line of credit agreement                           (8,455,830)        71,633,019
     Debt repayment, including capital lease obligation                      (2,145,920)        (5,045,207)
     Proceeds from the issuance of common stock                                      --          1,096,536
     Loans to directors and officers                                           (278,303)           136,580
     Payment of deferred financing costs                                             --           (474,372)
                                                                           ------------       ------------
           Net cash (used in) provided by financing activities              (10,880,053)        67,346,556
                                                                           ------------       ------------

NET INCREASE IN CASH & CASH EQUIVALENTS                                       3,539,391          1,090,085
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                    272,140          1,107,102
                                                                           ------------       ------------
CASH & CASH EQUIVALENTS, END OF PERIOD                                     $  3,811,531       $  2,197,187
                                                                           ============       ============



                                   (continued)
      See accompanying notes to condensed consolidated financial statements

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                                                       Six Months Ended June 30,
                                                                                      -----------      -----------
                                                                                          2000             1999
                                                                                      -----------      -----------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
          Interest                                                                    $11,566,368      $ 8,194,567
                                                                                      ===========      ===========
          Income taxes                                                                $   367,500      $ 7,840,974
                                                                                      ===========      ===========

Supplemental disclosure of fair value of assets acquired and liabilities assumed in connection with acquisitions:
     Receivables                                                                                         3,570,615
     Inventory                                                                                          13,014,566
     Prepaid expenses and other current assets                                                             453,861
     Goodwill                                                                                            9,958,109
     Other assets                                                                                           85,280
                                                                                                       -----------
          Total assets                                                                                 $27,082,431
                                                                                                       ===========

     Accrued expenses                                                                                  $   368,219
     Accounts payable                                                                                    4,658,250
     Income taxes payable                                                                                  423,435
     Notes payable                                                                                       2,727,224
     Deferred tax liabilities                                                                            2,186,618
                                                                                                       -----------
          Total liabilities                                                                            $10,363,746
                                                                                                       ===========



          Net assets acquired                                                                           16,718,685
                                                                                                       -----------
          Net cash used in acquisitions                                                                $16,718,685
                                                                                                       ===========


      See accompanying notes to condensed consolidated financial statements

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Kellstrom Industries, Inc. and its subsidiaries (the "Company") after elimination of intercompany accounts and transactions. These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 31, 1999 has been derived from audited financial statements. In order to prepare the financial statements in conformity with generally accepted accounting principles, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. Certain 1999 financial statement amounts have been reclassified to conform with the 2000 presentation.

         In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2000, the condensed consolidated results of operations for the three and six month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - ACQUISITIONS

         On April 29, 1999, the Company acquired all of the outstanding capital stock of Certified Aircraft Parts, Inc. ("Certified") for $16.7 million in cash, and assumed $2.7 million in debt.

NOTE 3 - EARNINGS PER SHARE

         Diluted earnings per share for the three and six month periods ended June 30, 2000 and 1999 were calculated as follows:


                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                        June 30,
                                                              -----------      -----------      -----------      -----------
                                                                   2000             1999             2000             1999
                                                              -----------      -----------      -----------      -----------
         Net income                                           $ 1,391,610      $ 6,032,995      $ 2,055,638      $13,181,323
         Income adjustment relating to reduction of debt
             based on the if converted method                          --        1,216,557               --        2,433,113
                                                              -----------      -----------      -----------      -----------
         Net income available to common and
             common equivalent shares                         $ 1,391,610      $ 7,249,552      $ 2,055,638      $15,614,436
                                                              ===========      ===========      ===========      ===========
         Weighted average number of common shares
              outstanding - basic                              11,910,981       11,826,704       11,910,981       11,799,984
         Dilutive common stock equivalents from stock
             options and warrants based on the treasury
             stock method                                           8,283        1,280,724           35,265        1,355,446
         Dilutive convertible subordinated notes based
             on the if converted method                                --        4,617,482               --        4,617,482
                                                              -----------      -----------      -----------      -----------
         Weighted average number of common shares
             outstanding - diluted                             11,919,264       17,724,910       11,946,246       17,772,912
                                                              ===========      ===========      ===========      ===========


         In the computation of diluted earnings per common share for the three-month periods ended June 30, 1999 and 2000, approximately 1.0 million and 3.9 million stock options, respectively, were excluded because their inclusion would have been antidilutive. Additionally, conversion of the convertible subordinated notes was not assumed for the three-month period ended June 30, 2000 because of its antidilutive effect.

         In the computation of diluted earnings per common share for the six-month periods ended June 30, 1999 and 2000, approximately .9 million and 3.8 million stock options, respectively, were excluded because their inclusion would have been antidilutive. Additionally, conversion of the convertible subordinated notes was not assumed for the six-month period ended June 30, 2000 because of its antidilutive effect.

NOTE 4 - SEGMENT REPORTING

         The Company is organized based on the products that it offers. Under this organizational structure, the Company has four reportable segments: (i) Commercial Engine Parts, (ii) Defense (iii) Whole Engine and Aircraft and (iv) Airframe Avionics and Rotables. The Commercial Engine Parts segment is involved in the business of purchasing, overhauling (primarily through subcontractors), reselling and leasing of engine parts for large turbo-fan engines manufactured by CFM International, General Electric, Pratt & Whitney and Rolls Royce. The Defense segment is an after-market reseller of aircraft parts and turbojet engines and engine parts for helicopters and large transport aircraft. The segment's primary focus is on the Lockheed Martin C-130 Hercules aircraft, a widely used military transport aircraft, the Allison (Rolls Royce) T56/501 engine, which powers this aircraft, and the Allison 250, with approximately 16,000 units actively in use by helicopters. The acquisition of Certified on April 29, 1999 enhanced the Company's presence in this market segment. The Whole Engine and Aircraft segment leases and resells whole engines and aircraft. The Airframe Avionics and Rotables segment is engaged in the sale of a wide variety of aircraft rotables and expendable components including flight data recorders, electrical and mechanical equipment and radar and navigation systems.

         The Company's reportable segments are managed separately because each business requires different technology and product knowledge. The Company has not historically allocated selling, general and administrative expenses, depreciation and amortization, interest expense or income taxes to its business segments. Rather, the Company evaluates performance of the business segments based on revenue and gross margins. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table sets forth the revenue and margins for each of the Company's business segments for the three and six month periods ended June 30, 2000 and 1999:

                                                   Three Months Ended                    Six Months Ended
                                                        June 30,                             June 30,
                                             ------------------------------      ------------------------------
                                                 2000              1999              2000              1999
                                             ------------      ------------      ------------      ------------
         Revenues
         Commercial Engine Parts             $ 23,292,878      $ 18,209,729      $ 43,577,429      $ 31,734,918
         Defense                               17,673,937        10,324,140      $ 34,868,795        19,828,462
         Airframe Avionics and Rotables        14,564,396        10,787,921      $ 28,059,551        25,160,505
         Whole Engine and Aircraft             26,715,756        48,905,109        50,212,236        90,559,023
                                             ------------      ------------      ------------      ------------
            Total revenue                    $ 82,246,967      $ 88,226,899      $156,718,011      $167,282,908
                                             ============      ============      ============      ============

         Gross margin
         Commercial Engine Parts             $  8,794,940      $  6,072,688      $ 15,708,789      $ 10,742,591
         Defense                                6,420,201         3,677,465        12,514,985         7,141,323
         Airframe Avionics and Rotables         4,061,483         2,834,417         7,895,321         6,245,805
         Whole Engine and Aircraft              2,639,615        16,627,551         6,296,371        30,458,673
                                             ------------      ------------      ------------      ------------
            Total gross margin               $ 21,916,239      $ 29,212,121      $ 42,415,466      $ 54,588,392
                                             ============      ============      ============      ============


NOTE 5 - COMPREHENSIVE INCOME

         The Company's total comprehensive income, comprised of net income and foreign currency translation adjustments, for the three and six month periods ended June 30, 2000 and 1999 was as follows:


                                                             Three Months Ended                     Six Months Ended
                                                                  June 30,                              June 30,
                                                       -------------------------------      -------------------------------
                                                           2000               1999              2000               1999
                                                       ------------       ------------      ------------       ------------
         Net income                                    $  1,391,610       $  6,032,995      $  2,055,638       $ 13,181,323

         Foreign currency translation adjustments            (5,287)            31,178           (11,115)              (887)
                                                       ------------       ------------      ------------       ------------
         Other comprehensive income, net of taxes            (5,287)            31,178           (11,115)              (887)
                                                       ------------       ------------      ------------       ------------
            Total Comprehensive income                 $  1,386,323       $  6,064,173      $  2,044,523       $ 13,180,436
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

         On April 29, 1999 the Company acquired Certified. This acquisition was accounted for using the purchase method of accounting for business combinations and accordingly, Certified's operating results have been included in the Company's results of operations since the date of acquisition. Consequently, the results of operations for the three and six month periods ended June 30, 2000 are not comparable to the corresponding periods of the prior year in certain material respects.

RESULTS OF OPERATIONS

         For the periods indicated, the following table sets forth the percentage of certain income statement items to total revenues derived from the Company's condensed consolidated statements of earnings.

                                                            Percentage of Total Revenues           Percentage of Total Revenues
                                                              Three Months Ended June 30,            Six Months Ended June 30,
                                                            -----------------------------          ----------------------------
                                                                2000               1999               2000               1999
                                                               -----              -----              -----              -----
Revenues:
  Sales revenues, net                                           94.1%              87.6%              92.6%              87.3%
  Rental revenues                                                5.9%              12.4%               7.4%              12.7%
        Total revenues                                         100.0%             100.0%             100.0%             100.0%
Operating expenses:
  Cost of goods sold                                            68.1%              59.1%              66.6%              59.5%
  Depreciation of equipment under operating leases               5.3%               7.8%               6.4%               7.9%
  Selling, general and administrative expenses                  14.2%              12.1%              14.8%              11.5%
  Depreciation and amortization expense                          1.9%               1.5%               2.0%               1.5%
  Other non-recurring expenses                                   0.0%               2.5%               0.0%               1.3%
        Total operating expenses                                89.4%              83.0%              89.8%              81.6%
        Operating income                                        10.6%              17.0%              10.2%              18.4%
Interest expense (net of interest income)                        7.9%               6.0%               8.1%               5.7%
        Income before income taxes                               2.7%              11.0%               2.1%              12.7%
Income taxes                                                     1.0%               4.2%               0.8%               4.8%
        Net income                                               1.7%               6.8%               1.3%               7.9%



THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         Consolidated sales revenues decreased by 7% to $82.2 million for the three months ended June 30, 2000 as compared to $88.2 million for the three months ended June 30, 1999. Sales revenues from the Company's commercial engine parts segment increased to $23.3 million as compared with $18.2 million for the three months ended June 30, 2000 and June 30, 1999, respectively. Sales revenues from the Company's defense segment increased to $17.7 million as compared with $10.3 million for the three months ended June 30, 2000 and June 30, 1999, respectively. Sales revenues from the Company's airframe avionics and rotables segment increased to $14.6 million as compared with $10.8 million for the three months ended June 30, 2000 and June 30, 1999, respectively. The increase in sales in the Company's commercial engine parts, defense and airframe avionics and rotables segments was primarily due to the continued expansion of the Company's nose to tail inventory management programs, coupled with an increase in the Company's customer base due to continued investments in marketing and higher levels of inventory availability. Sales revenues from the Company's whole engine and aircraft segment decreased to $21.8 million as compared with $38.0 million for the three months ended June 30, 2000 and June 30, 1999, respectively. The decrease in revenues from the sale of whole engine and aircraft reflect current market conditions and the Company's decision to limit the growth of the lease portfolio and change its composition to newer engine models.

         Rental revenues from the Company's whole engine and aircraft segment decreased by 55% to $4.9 million for the three months ended June 30, 2000 as compared to $10.9 million for the three months ended June 30, 1999. The decrease in rental revenues was primarily due to a customer unexpectedly ceasing operations during the fourth quarter of 1999, a reduction in fleet utilization and a reduction in the size of the fleet.

         Consolidated cost of goods sold increased by 7% to $56.0 million for the three months ended June 30, 2000 as compared to $52.1 million for the three months ended June 30, 1999. Consolidated gross profit margin on sales was 27.6% for the three months ended June 30, 2000 as compared with 32.6% for the three months ended June 30, 1999. Gross margin for the three months ended June 30, 2000 for the commercial engine parts, defense and airframe avionics and rotables segments were 37.8%, 36.3% and 27.9%, respectively, as compared to 33.3%, 35.6% and 26.3%, respectively, for the three months ended June 30, 1999. The increase in gross margins at these segments reflects the Company's efforts to pursue higher value-add inventory and engine management services worldwide. Gross margins from the sale of whole engines and aircraft were 9.5% for the second quarter of 2000 as compared to 33.2% for the second quarter of 1999, reflecting the Company's efforts to reposition its lease portfolio.

         Depreciation of equipment under operating leases decreased by 37% to $4.3 million for the three months ended June 30, 2000 as compared to $6.9 million for the three months ended June 30, 1999. Gross profit margin on rental revenues decreased to 11.4% in 2000 from 36.9% in 1999. The decrease in the gross profit margin was primarily due to the impact of depreciation expense incurred on a higher level of idle equipment.

         Selling, general and administrative expenses increased by 9% to $11.7 million for the three months ended June 30, 2000 as compared to $10.7 million for the three months ended June 30, 1999. The increase in selling, general and administrative expenses was primarily due to (i) the acquisition of Certified being combined into Kellstrom and (ii) the Company's continued investment in personnel and facilities for the defense, commercial engine parts and airframe avionics and rotables segments in order to support the Company's growth model.

         Depreciation and amortization expense increased by 18% to $1.6 million for the three months ended June 30, 2000 as compared to $1.3 million for the three months ended June 30, 1999. The increase in depreciation and amortization expense was primarily due to amortization of goodwill related to the Certified acquisition in addition to depreciation on recent investments in facilities to support the Company's growth plans.

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

         Interest expense (net of interest income) increased by 22% to $6.5 million for the three months ended June 30, 2000 as compared to $5.3 million for the three months ended June 30, 1999. The increase in interest expense was primarily driven by an increase in interest rates and the Company's average debt levels, resulting from the acquisition of Certified and growth in inventories offset by decreases in equipment under operating leases.

         The Company's effective tax rate for the three months ended June 30, 2000 was 37.6% as compared to 38.0% for the three months ended June 30, 1999.

         Net income decreased by 77% to $1.4 million for the three months ended June 30, 2000 as compared to $6.0 million for the three months ended June 30, 1999. Basic earnings per common share decreased by 76% to $0.12 for the three months ended June 30, 2000 as compared to $0.51 for the three months ended June 30, 1999. Diluted earnings per common share decreased by 71% to $0.12 for the three months ended June 30, 2000 as compared to $0.41 for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Consolidated sales revenues of $145.2 million for the six months ended June 30, 2000 were relatively flat as compared to $146.0 million for the six months ended June 30, 1999. Sales revenues from the Company's commercial engine parts segment increased to $43.6 million as compared with $31.7 million for the six months ended June 30, 2000 and June 30, 1999, respectively. Sales revenues from the Company's defense segment increased to $34.9 million as compared with $19.8 million for the six months ended June 30, 2000 and June 30, 1999, respectively. Sales revenues from the Company's airframe avionics and rotables segment increased to $28.0 million as compared with $25.2 million for the six months ended June 30, 2000 and June 30, 1999, respectively. The increase in sales in the Company's commercial engine parts, defense and airframe avionics and rotables segments was primarily due to the continued expansion of the Company's nose to tail inventory management programs, coupled with an increase in the Company's customer base due to continued investments in marketing and higher levels of inventory availability. In addition, sales in the Company's defense segment were impacted by the acquisition of Certified in April 1999. Sales revenues from the Company's whole engine and aircraft segment decreased to $38.7 million as compared with $69.3 million for the six months ended June 30, 2000 and June 30, 1999, respectively. The decrease in revenues from the sale of whole engine and aircraft reflect current market conditions and the Company's decision to limit the growth of the lease portfolio and change its composition to newer engine models.

         Rental revenues from the Company's whole engine and aircraft segment decreased by 46% to $11.5 million for the six months ended June 30, 2000 as compared to $21.3 million for the six months ended June 30, 1999. The decrease in rental revenues was primarily due to a customer unexpectedly ceasing operations during the fourth quarter of 1999, a reduction in fleet utilization and a reduction in the size of the fleet.

         Consolidated cost of goods sold increased by 5% to $104.3 million for the six months ended June 30, 2000 as compared to $99.5 million for the six months ended June 30, 1999. Consolidated gross profit margin on sales was 28.1% for the six months ended June 30, 2000 as compared with 31.9% for the six months ended June 30, 1999. Gross margin for the six months ended June 30, 2000 for the commercial engine parts and airframe avionics and rotables segments was 36.0% and 28.1%, respectively, as compared to 33.9% and 24.8%, respectively, for the six months ended June 30, 1999. The increase in gross margins at these segments reflects the Company's efforts to pursue higher value-added inventory and engine management services worldwide. Gross margin for the six months ended June 30, 2000 for the defense segment was relatively unchanged at 35.9% as compared to 36.0% for the same period last year. Gross margins from the sale of whole engines and aircraft were 12.3% for the six months ended June 30, 2000 as compared to 32.3% for the six months ended June 30, 1999, reflecting the Company's efforts to reposition its lease portfolio.

         Depreciation of equipment under operating leases decreased by 24% to $10.0 million for the six months ended June 30, 2000 as compared to $13.2 million for the six months ended June 30, 1999. Gross profit margin on rental revenues decreased to 13.5% in 2000 from 38.0% in 1999. The decrease in the gross profit margin was primarily due to the impact of depreciation expense incurred on a higher level of idle equipment.

         Selling, general and administrative expenses increased by 21% to $23.3 million for the six months ended June 30, 2000 as compared to $19.2 million for the six months ended June 30, 1999. The increase in selling, general and administrative expenses was primarily due to (i) the acquisition of Certified being combined into Kellstrom and (ii) the Company's continued investment in personnel and facilities for the defense, commercial engine parts and airframe avionics and rotables segments in order to support the Company's growth model.

         Depreciation and amortization expense increased by 24% to $3.1 million for the six months ended June 30, 2000 as compared to $2.5 million for the six months ended June 30, 1999. The increase in depreciation and amortization expense was primarily due to amortization of goodwill related to the Certified acquisition in addition to depreciation on recent investments in facilities to support the Company's growth plans.

         Other non-recurring expenses for the six months ended June 30, 1999 reflect a $2.2 million charge to fulfill the Company's obligation under the settlement of a lawsuit brought by the Estate of a late Director of the Company, with respect to, among other things, a claim alleging entitlement to a stock option grant in late 1996, and for accrued legal expenses incurred in connection with the settlement.

         Interest expense (net of interest income) increased by 35% to $12.8 million for the six months ended June 30, 2000 as compared to $9.5 million for the six months ended June 30, 1999. The increase in interest expense was primarily driven by an increase in interest rates and the Company's average debt levels, resulting from the acquisition of Certified and growth in inventories offset by decreases in equipment under operating leases.

         The Company's effective tax rate for the six months ended June 30, 2000 was 37.5% as compared to 38.0% for the six months ended June 30, 1999.

         Net income decreased by 84% to $2.1 million for the six months ended June 30, 2000 as compared to $13.2 million for the six months ended June 30, 1999. Basic earnings per common share decreased by 85% to $0.17 for the six months ended June 30, 2000 as compared to $1.12 for the six months ended June 30, 1999. Diluted earnings per common share decreased by 81% to $0.17 for the six months ended June 30, 2000 as compared to $0.88 for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company's liquidity and capital resources included cash and cash equivalents of $3.8 million and working capital of $166.1 million. At June 30, 2000, total outstanding debt was $315.5 million as compared to $326.1 million as of December 31, 1999. As of June 30, 2000, the outstanding principal balance on the Company's convertible subordinated notes was $140.3 million and the Company had contractual lines of credit totaling $256.7 million of which $164.0 million was outstanding and $25.9 million was available.

         Cash flow provided by operating activities for the six months ended June 30, 2000 was $19.9 million compared with cash flow used in operating activities of $40.7 million for the six months ended June 30, 1999. The primary sources of cash from operating activities were a decrease in accounts receivable of $12.7 million, net income of $2.1 million, adjusted for non-cash expenses related to depreciation and amortization of $13.1 million and an increase in accrued expenses of $6.0 million. The primary use of cash for operating activities was for increases in inventories of $20.0 million to support the Company's growth.

         Cash flow used for investing activities for the six months ended June 30, 2000 was $5.5 million compared with $25.5 million for the six months ended June 30, 1999. The primary uses of cash for investing activities were earn-out payments of $1.4 million and $2.2 million in connection with the acquisitions of Aero Support and ITC, respectively, and purchases of property, plant and equipment of $1.9 million.

         Cash flow used for financing activities for the six months ended June 30, 2000 was $10.9 million compared with cash flow provided by financing activities of $67.3 million for the six months ended June 30, 1999. The primary uses of cash for financing activities were a decrease in borrowings under the Company's line of credit agreement of $8.5 million and the repayment of a note payable of $2.1 million.

         The Company is continuing to evaluate the possibility of establishing partnerships with financial/leasing organizations for the continued expansion of its business through off-balance-sheet initiatives. Under the proposed initiatives, the Company expects that it would retain a minority ownership stake in the proposed partnerships and continue to manage the operations of those partnerships. There are no guarantees that these initiatives will happen. The proposed initiatives are expected to take place if and when one or more appropriate financial/leasing organizations are identified and transaction terms are finalized.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness outstanding under the Company's $256.7 million bank credit facility. The bank credit facility, which expires in 2003, bears interest at the bank's prime rate plus 0-50 basis points or, at the Company's option, LIBOR plus 150-250 basis points. These variable interest rates are subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At June 30, 2000, the Company had approximately $164.0 million in variable rate indebtedness outstanding under the credit facility, representing approximately 52% of the Company's total debt outstanding, at an average interest rate of 9.1%. An increase in interest rates by 1% would not have a material impact on the financial condition, results of operations or cash flows of the Company.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          None

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

         None

                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2000                              KELLSTROM INDUSTRIES, INC.
                                             (Registrant)


                                             /s/  Oscar E. Torres
                                             -----------------------
                                             Oscar E. Torres
                                             Chief Financial Officer
                                             (principal financial and
                                             accounting officer)

                                  Exhibit Index



EXHIBIT NO.          DESCRIPTION

27                   Financial Data Schedule