Form 10-Q
period 2000-09-30
KELLSTROM INDUSTRIES INC
filed 2000-11-14
CIK 918275

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


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


                                 (954) 845-0427
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 11,910,981 shares of common stock, $.001 par value per share, were outstanding as of October 31, 2000.

                           KELLSTROM INDUSTRIES, INC.
                           --------------------------

                                      INDEX
                                      -----

                                                                                                         Page Number
                                                                                                         -----------
                                                       PART I
                                                       ------
Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets  .....................................................   3

                Condensed Consolidated Statements of Earnings  .............................................   4

                Condensed Consolidated Statements of Cash Flows  ...........................................   5

                Notes to Condensed Consolidated Financial Statements  ......................................   7

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations.......................................................................  11

Item 3.         Quantitative and Qualitative Disclosures About Market Risk .................................  17

                                                       PART II
                                                       -------

Item 1.         Legal Proceedings...........................................................................  18

Item 2.         Changes in Securities and Use of Proceeds ..................................................  18

Item 3.         Defaults Upon Senior Securities.............................................................  18

Item 4.         Submission of Matters to a Vote of Security Holders.........................................  18

Item 5.         Other Information...........................................................................  18

Item 6.         Exhibits and Reports on Form 8-K............................................................  19



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                         September 30, 2000    December 31, 1999
                                                                         ------------------    -----------------
                                 ASSETS
Current Assets:
    Cash and cash equivalents                                              $   2,954,668           $     272,140
    Trade receivables, net of allowances for returns and
        doubtful accounts of $6,978,909 and $8,575,684
        for 2000 and 1999, respectively                                       60,585,763              60,674,708
    Inventories                                                              219,258,237             194,490,995
    Equipment under short-term operating leases, net                          83,252,414              92,135,910
    Prepaid expenses                                                           5,744,571               5,199,429
    Deferred tax assets                                                        6,977,347               8,280,101
                                                                           -------------           -------------
           Total current assets                                              378,773,000             361,053,283

Equipment under long-term operating leases, net                               33,885,626              58,001,190
Property, plant and equipment, net                                            28,494,731              25,339,940
Goodwill, net                                                                 86,007,605              87,825,058
Other assets                                                                  15,069,494               9,225,952
                                                                           -------------           -------------
           Total Assets                                                    $ 542,230,456           $ 541,445,423
                                                                           =============           =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Short-term debt                                                        $ 155,911,163           $ 165,773,805
    Notes payable                                                                     --               2,145,920
    Current maturities of long-term debt                                         200,000                 200,000
    Accounts payable                                                          28,606,721              17,713,220
    Accrued expenses                                                          16,711,754              18,133,718
                                                                           -------------           -------------
           Total current liabilities                                         201,429,638             203,966,663

Long-term debt, less current maturities                                       17,520,000              17,720,000
Convertible subordinated notes                                               140,250,000             140,250,000
Deferred tax liabilities                                                       8,434,941               8,295,682
                                                                           -------------           -------------
           Total Liabilities                                                 367,634,579             370,232,345

Stockholders' Equity:
    Common stock, $ .001 par value; 50,000,000 shares authorized;
           11,910,981 shares issued and outstanding
           in 2000 and 1999                                                       11,911                  11,911
    Additional paid-in capital                                               121,103,653             121,103,653
    Retained earnings                                                         55,243,449              51,668,184
    Loans receivable from directors and officers                              (1,744,002)             (1,572,730)
    Accumulated other comprehensive (loss) income                                (19,134)                  2,060
                                                                           -------------           -------------
           Total Stockholders' Equity                                        174,595,877             171,213,078
                                                                           -------------           -------------
           Total Liabilities and Stockholders' Equity                      $ 542,230,456           $ 541,445,423
                                                                           =============           =============




      See accompanying notes to condensed consolidated financial statements

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                 Three Months Ended                      Nine Months Ended
                                                                   September 30,                           September 30,
                                                        --------------------------------        --------------------------------
                                                            2000               1999                2000                1999
                                                        ------------        ------------        ------------        ------------
Sales revenues, net                                     $ 96,139,438        $ 59,607,297        $241,338,213        $205,638,182
Rental revenues                                            4,886,796          11,123,405          16,406,032          32,375,428
                                                        ------------        ------------        ------------        ------------
     Total revenues                                      101,026,234          70,730,702         257,744,245         238,013,610

Cost of goods sold                                        74,344,258          40,396,903         178,682,741         139,907,012
Depreciation of equipment under operating leases           4,255,390           7,405,205          14,219,452          20,589,612
Selling, general and administrative expenses              11,888,778          10,233,587          35,154,137          29,399,496
Depreciation and amortization                              1,713,661           1,405,755           4,816,439           3,916,919
Other non-recurring expenses                                      --                  --                  --           2,200,000
                                                        ------------        ------------        ------------        ------------
     Total operating expenses                             92,202,087          59,441,450         232,872,769         196,013,039

     Operating income                                      8,824,147          11,289,252          24,871,476          42,000,571

Interest expense, net of interest income                   6,400,499           5,865,778          19,159,513          15,318,253
                                                        ------------        ------------        ------------        ------------
    Income before income taxes                             2,423,648           5,423,474           5,711,963          26,682,318

Income taxes                                                 904,021           2,012,122           2,136,698          10,089,643
                                                        ------------        ------------        ------------        ------------
     Net income                                         $  1,519,627        $  3,411,352        $  3,575,265        $ 16,592,675
                                                        ============        ============        ============        ============

Earnings per common share - basic                       $       0.13        $       0.29        $       0.30        $       1.40
                                                        ============        ============        ============        ============

Earnings per common share - diluted                     $       0.13        $       0.27        $       0.30        $       1.17
                                                        ============        ============        ============        ============

Weighted average number of common shares
  outstanding - basic                                     11,910,981          11,910,981          11,910,981          11,836,984
                                                        ============        ============        ============        ============

Weighted average number of common shares
  outstanding - diluted                                   11,941,619          14,471,242          11,944,704          16,672,356
                                                        ============        ============        ============        ============


           See accompanying notes to condensed consolidated financial statements

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Nine Months Ended September 30,
                                                                             ---------------------------------
                                                                                2000                   1999
                                                                             ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $  3,575,265         $ 16,592,675
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                              4,816,439            3,916,919
     Depreciation of equipment under operating leases                          14,219,452           20,589,612
     Amortization of deferred financing costs                                   1,557,477            1,523,333
     Deferred income taxes                                                      1,442,013             (641,854)

Changes in operating assets and liabilities:

     Decrease (increase) in trade receivables, net                              1,441,480          (12,815,795)
     Increase in inventories                                                  (10,835,380)         (39,611,046)
     Decrease (increase) in equipment under operating leases                    5,150,512          (39,073,535)
     Increase in prepaid expenses and other current assets                       (545,142)          (2,298,635)
     Increase in other assets                                                  (2,385,430)            (245,792)
     Increase in accounts payable                                               8,307,233              560,590
     Increase in accrued expenses                                               1,060,389              470,514
     Increase in income taxes payable                                                  --           (1,203,407)
                                                                             ------------         ------------
           Net cash provided by (used in) operating activities                 27,804,308          (52,236,421)
                                                                             ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                                        (5,927,294)         (19,694,299)
     Acquisition earn-out payments                                             (3,618,646)          (5,058,887)
     Purchase of property, plant and equipment                                 (3,196,007)         (10,204,051)
     Proceeds from sales of property, plant and equipment                              --               56,763
                                                                             ------------         ------------
           Net cash used in investing activities                              (12,741,947)         (34,900,474)
                                                                             ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit agreement                            (10,062,642)          97,855,245
     Debt repayment, including capital lease obligation                        (2,145,920)          (5,045,207)
     Proceeds from the issuance of common stock                                        --            1,096,538
     Loans to directors and officers                                             (171,271)            (192,658)
     Payment of deferred financing costs                                               --             (474,372)
                                                                             ------------         ------------
           Net cash (used in) provided by financing activities                (12,379,833)          93,239,546
                                                                             ------------         ------------

NET INCREASE IN CASH & CASH EQUIVALENTS                                         2,682,528            6,102,651
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                      272,140            1,107,102
                                                                             ------------         ------------
CASH & CASH EQUIVALENTS, END OF PERIOD                                       $  2,954,668         $  7,209,753
                                                                             ============         ============



                                   (continued)
      See accompanying notes to condensed consolidated financial statements

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)


                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                   2000                1999
                                                                                -----------        -----------
Supplemental disclosures of non-cash investing and financing activities:
     Acquisition assets acquired with payment due in 2000 and 2001              $ 2,546,549        $        --
                                                                                ===========        ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:

          Interest                                                              $16,289,653        $12,116,504
                                                                                ===========        ===========
          Income taxes                                                          $   555,527        $14,660,263
                                                                                ===========        ===========


Supplemental disclosure of fair value of assets acquired and liabilities assumed in connection with acquisitions:
     Receivables                                                                         --          3,570,615
     Inventory                                                                      260,000         13,014,566
     Prepaid expenses and other current assets                                           --            453,861
     Property, plant and equipment                                                2,116,000                 --
     Goodwill                                                                     1,250,000         12,933,723
     Other assets                                                                 4,847,843             85,280
                                                                                -----------        -----------
          Total assets                                                          $ 8,473,843        $30,058,045
                                                                                ===========        ===========

     Accrued expenses                                                           $        --        $   368,219
     Accounts payable                                                                    --          4,658,250
     Income taxes payable                                                                --            423,435
     Notes payable                                                                       --          2,727,224
     Deferred tax liabilities                                                            --          2,186,618
                                                                                -----------        -----------
          Total liabilities                                                     $        --        $10,363,746
                                                                                ===========        ===========

          Net assets acquired                                                     8,473,843         19,694,299
     Less payments due in 2000 and 2001                                           2,546,549                 --

                                                                                -----------        -----------
          Net cash used in acquisitions                                         $ 5,927,294        $19,694,299
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

         In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 2000, the condensed consolidated results of operations for the three and nine month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - ACQUISITIONS

         On April 29, 1999, the Company acquired all of the outstanding capital stock of Certified Aircraft Parts, Inc. ("Certified") for $16.7 million in cash, and assumed $2.7 million in debt.

         During the third quarter of 2000, the Company completed two acquisitions for $5.9 million in cash, $2.5 million in payments due in 2000 and 2001, plus up to $11.7 million cash consideration which may be paid in the form of an earn-out payable over ten years based on certain specified criteria. These acquisitions were accounted for using the purchase method of accounting for business combinations and accordingly, those companies' operating results have been included in the Company's results of operations since the dates of acquisition. Purchase price allocations related to these acquisitions are preliminary.

NOTE 3 - EARNINGS PER SHARE

         Diluted earnings per share for the three and nine month periods ended September 30, 2000 and 1999 were calculated as follows:


                                                           Three Months Ended                      Nine Months Ended
                                                              September 30,                          September 30,
                                                       ------------------------------        ------------------------------
                                                          2000               1999               2000               1999
                                                       -----------        -----------        -----------        -----------
Net income                                             $ 1,519,627        $ 3,411,352        $ 3,575,265        $16,592,675
Income adjustment relating to reduction of debt
    based on the if converted method                            --            488,261                 --          2,921,374
                                                       -----------        -----------        -----------        -----------
Net income available to common and
    common equivalent shares                           $ 1,519,627        $ 3,899,613        $ 3,575,265        $19,514,049
                                                       ===========        ===========        ===========        ===========

Weighted average number of common shares
     outstanding - basic                                11,910,981         11,910,981         11,910,981         11,836,984
Dilutive common stock equivalents from stock
    options and warrants based on the treasury
    stock method                                            30,638            596,625             33,723          1,102,505
Dilutive convertible subordinated notes based
    on the if converted method                                  --          1,963,636                 --          3,732,867
                                                       -----------        -----------        -----------        -----------
Weighted average number of common shares
    outstanding - diluted                               11,941,619         14,471,242         11,944,704         16,672,356
                                                       ===========        ===========        ===========        ===========


         In the computation of diluted earnings per common share for the three-month periods ended September 30, 1999 and 2000, approximately
         1.1 million and 3.6 million stock options, respectively, were excluded because their inclusion would have been antidilutive. Conversion of the 5 1/2% convertible subordinated notes was not assumed for the three-month period ended September 30, 1999 because of its antidilutive effect. Additionally, conversion of the 5 1/2% and 5 3/4% convertible subordinated notes was not assumed for the three-month period ended September 30, 2000 because of its antidilutive effect.

         In the computation of diluted earnings per common share for the nine-month periods ended September 30, 1999 and 2000, approximately .9 million and 3.7 million stock options, respectively, were excluded because their inclusion would have been antidilutive. Additionally, conversion of the 5 1/2% and 5 3/4% convertible subordinated notes was not assumed for the nine-month period ended September 30, 2000 because of its antidilutive effect.

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

         The Company's reportable segments are managed separately because each business requires different technology and product knowledge. The Company has not historically allocated selling, general and administrative expenses, depreciation and amortization, interest expense or income taxes to its business segments. Rather, the Company evaluates performance of the business segments based on revenue and gross margins. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table sets forth the revenue and margins for each of the Company's business segments for the three and nine month periods ended September 30, 2000 and 1999:


                                              Three Months Ended                   Nine Months Ended
                                                 September 30,                       September 30,
                                      --------------------------------        --------------------------------
                                          2000                1999               2000                1999
                                      ------------        ------------        ------------        ------------
REVENUES
Commercial Engine Parts               $ 21,946,698        $ 20,675,571        $ 65,524,127        $ 52,410,489
Defense                                 19,861,284          13,679,164          54,730,079          33,507,626
Airframe Avionics and Rotables          17,691,456          12,722,562          45,751,007          37,883,067
Whole Engine and Aircraft               41,526,796          23,653,405          91,739,032         114,212,428
                                      ------------        ------------        ------------        ------------
   Total revenue                      $101,026,234        $ 70,730,702        $257,744,245        $238,013,610
                                      ============        ============        ============        ============

GROSS MARGIN
Commercial Engine Parts               $  6,103,791        $  7,286,622        $ 21,812,580        $ 18,029,213
Defense                                  6,770,380           4,846,416          19,285,365          11,987,739
Airframe Avionics and Rotables           4,614,087           3,722,338          12,509,408           9,968,142
Whole Engine and Aircraft                4,938,328           7,073,218          11,234,699          37,531,892
                                      ------------        ------------        ------------        ------------
   Total gross margin                 $ 22,426,586        $ 22,928,594        $ 64,842,052        $ 77,516,986
                                      ============        ============        ============        ============


NOTE 5 - COMPREHENSIVE INCOME

         The Company's total comprehensive income, comprised of net income and foreign currency translation adjustments, for the three and nine month periods ended September 30, 2000 and 1999 was as follows:


                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                       September 30,
                                                -------------------------------        -------------------------------
                                                    2000               1999               2000                1999
                                                -----------         -----------        -----------         -----------
Net income                                      $ 1,519,627         $ 3,411,352        $ 3,575,265         $16,592,675

Foreign currency translation adjustments            (10,079)              5,793            (21,194)              4,906
                                                -----------         -----------        -----------         -----------
Other comprehensive income, net of taxes            (10,079)              5,793            (21,194)              4,906
                                                -----------         -----------        -----------         -----------
   Total Comprehensive income                   $ 1,509,548         $ 3,417,145        $ 3,554,071         $16,597,581
                                                ===========         ===========        ===========         ===========



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

         On September 20, 2000, the Company entered into a definitive agreement to acquire the aircraft and engine parts resale business of Aviation Sales Company, which is operated through its Aviation Sales

         Distribution Services Company ("AVSDC") subsidiary. Specifically, the Company will acquire select AVSDC non-inventory assets and assume a portion of AVSDC's accounts payable and accrued expenses. In connection with this agreement, the Company and Aviation Sales Company will also establish an off-balance sheet joint venture that will acquire the inventory of AVSDC and enter into an exclusive arrangement with the Company to sell the inventory through its inventory management business. The Company expects to consolidate the operations of AVSDC with its Solair and Commercial Engine Divisions. Consummation of the transaction is contingent upon completion of required financing and approval by the parties' existing lenders.

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

         Certain matters discussed in this Form 10-Q may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, with respect to the Company's business, financial condition and results of operations. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

         Factors that may cause actual future events to differ materially from the Company's forward-looking statements include, but are not limited to the following:

         o the Company's continuing ability to effectively integrate acquired companies and the effects of increased indebtedness as a result of the Company's business acquisitions;
         o the Company's continuing ability to acquire adequate inventory and to obtain favorable pricing for such inventory;
         o the Company's ability to arrange for the repair of aircraft engines and engine parts by third-party contractors prior to resale or lease;
         o  the Company's ability to control costs;
         o  competitive pricing for the Company's products;
         o  customer concentration;
         o fluctuations in demand for the Company's products, which are dependent upon the condition of the airline industry and the Company's ability to collect receivables;
         o  changes in government regulation;
         o the availability to the Company of acquisitions and expansion opportunities on attractive terms;
         o the Company's ability to develop and implement systems to manage rapidly growing operations;
         o the availability of capital to fund current operations, growth and acquisition opportunities;
         o the ability to consummate the transaction with Aviation Sales Company; and
         o  adverse conditions in the capital markets or in the general economy.

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

         On April 29, 1999 the Company acquired Certified. Additionally, during the third quarter of 2000, the Company completed two acquisitions. These acquisitions were accounted for using the purchase method of accounting for business combinations and accordingly, those companies' operating results have been included in the Company's results of operations since the respective dates of acquisition. Consequently, the results of operations for the three and nine month periods ended September 30, 2000 are not comparable to the corresponding periods of the prior year in certain material respects.

         On September 20, 2000, the Company entered into a definitive agreement to acquire the aircraft and engine parts resale business of Aviation Sales Company, which is operated through its Aviation Sales Distribution
Services Company ("AVSDC") subsidiary. Specifically, the Company will acquire select AVSDC non-inventory assets and assume a portion of AVSDC's accounts payable and accrued expenses. The Company expects to consolidate the operations of AVSDC with its Solair and Commercial Engine Divisions. Consummation of the transaction is contingent upon completion of required financing and approval by the parties' existing lenders. Consummation of the transaction is contigent upon completion of required financing and approval by the parties' existing lenders.

RESULTS OF OPERATIONS

         For the periods indicated, the following table sets forth the percentage of certain income statement items to total revenues derived from the Company's condensed consolidated statements of earnings.


                                                          Percentage of Total Revenues               Percentage of Total Revenues
                                                        --------------------------------            -------------------------------
                                                        Three Months Ended September 30,            Nine Months Ended September 30,
                                                        --------------------------------            -------------------------------
                                                             2000            1999                       2000               1999
                                                            ------          ------                     ------             ------
Revenues:
  Sales revenues, net                                        95.2%           84.3%                      93.6%              86.4%
  Rental revenues                                             4.8%           15.7%                       6.4%              13.6%
        Total revenues                                      100.0%          100.0%                     100.0%             100.0%
Operating expenses:
  Cost of goods sold                                         73.6%           57.1%                      69.3%              58.8%
  Depreciation of equipment under operating leases            4.2%           10.5%                       5.5%               8.7%
  Selling, general and administrative expenses               11.8%           14.5%                      13.6%              12.4%
  Depreciation and amortization expense                       1.7%            2.0%                       1.9%               1.6%
  Other non-recurring expenses                                0.0%            0.0%                       0.0%               0.9%
        Total operating expenses                             91.3%           84.0%                      90.4%              82.4%
        Operating income                                      8.7%           16.0%                       9.6%              17.6%
Interest expense (net of interest income)                     6.3%            8.3%                       7.4%               6.4%
        Income before income taxes                            2.4%            7.7%                       2.2%              11.2%
Income taxes                                                  0.9%            2.8%                       0.8%               4.2%
        Net income                                            1.5%            4.8%                       1.4%               7.0%



THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Consolidated sales revenues increased by 61% to $96.1 million for the three months ended September 30, 2000 as compared to $59.6 million for the three months ended September 30, 1999. Sales revenues from the Company's commercial engine parts segment increased to $21.9 million as compared with $20.7 million for the three months ended September 30, 2000 and September 30, 1999, respectively. Sales revenues from the Company's defense segment increased to $19.9 million as compared with $13.7 million for the three months ended September 30, 2000 and September 30, 1999, respectively. Sales revenues from the Company's airframe avionics and rotables segment increased to $17.7 million as compared with $12.7 million for the three months ended September 30, 2000 and September 30, 1999, respectively. The increase in sales in the Company's commercial engine parts, defense and airframe avionics and rotables segments was primarily due to the continued expansion of the Company's nose to tail inventory management programs, coupled with an increase in the Company's customer base due to continued investments in marketing and higher levels of inventory availability. Sales revenues from the Company's whole engine and aircraft segment increased to $36.6 million as compared with $12.5 million for the three months ended September 30, 2000 and September 30, 1999, respectively. The increase in revenues from the sale of whole engine and aircraft are a result of the Company's continuing efforts to reposition the lease portfolio and change its composition to newer models.

         Rental revenues from the Company's whole engine and aircraft segment decreased by 56% to $4.9 million for the three months ended September 30, 2000 as compared to $11.1 million for the three months ended September 30, 1999. The decrease in rental revenues was primarily due to a reduction in fleet utilization and a reduction in the size of the fleet.

         Consolidated cost of goods sold increased by 84% to $74.3 million for the three months ended September 30, 2000 as compared to $40.4 million for the three months ended September 30, 1999. Consolidated gross profit margin on sales was 22.7% for the three months ended September 30, 2000 as compared with 32.2% for the three months ended September 30, 1999. Gross margin for the three months ended September 30, 2000 for the commercial engine parts, defense and airframe avionics and rotables segments were 27.8%, 34.1% and 26.1%, respectively, as compared to 35.2%, 35.4% and 29.3%, respectively, for the three months ended September 30, 1999. The decrease in gross margins at the commercial engine parts and airframe avionics and rotables segments reflects current market conditions. Gross margins from the sale of whole engines and aircraft were 11.8% for the third quarter of 2000 as compared to 26.8% for the third quarter of 1999, reflecting current market conditions and the Company's efforts to reposition its lease portfolio.

         Depreciation of equipment under operating leases decreased by 43% to $4.3 million for the three months ended September 30, 2000 as compared to $7.4 million for the three months ended September 30, 1999. Gross profit margin on rental revenues decreased to 12.9% in 2000 from 33.4% in 1999. The decrease in the gross profit margin was primarily due to the impact of depreciation expense incurred on a higher level of idle equipment.

         Selling, general and administrative expenses increased by 16% to $11.9 million for the three months ended September 30, 2000 as compared to $10.2 million for the three months ended September 30, 1999. The increase in selling, general and administrative expenses was primarily due to the Company's continued investment in personnel and facilities for the defense, commercial engine parts and airframe avionics and rotables segments in order to support the Company's growth model.

         Depreciation and amortization expense increased by 22% to $1.7 million for the three months ended September 30, 2000 as compared to $1.4 million for the three months ended September 30, 1999. The increase in depreciation and amortization expense was primarily due to depreciation on recent investments in facilities to support the Company's growth plans.

         Interest expense (net of interest income) increased by 9% to $6.4 million for the three months ended September 30, 2000 as compared to $5.9 million for the three months ended September 30, 1999. The increase in interest expense was primarily driven by an increase in interest rates partially offset by a decrease in the Company's average debt levels.

         The Company's effective tax rate for the three months ended September 30, 2000 was 37.3% as compared to 37.1% for the three months ended September 30, 1999.

         Net income decreased by 55% to $1.5 million for the three months ended September 30, 2000 as compared to $3.4 million for the three months ended September 30, 1999. Basic earnings per common share decreased by 55% to $0.13 for the three months ended September 30, 2000 as compared to $0.29 for the three months ended September 30, 1999. Diluted earnings per common share decreased by 52% to $0.13 for the three months ended September 30, 2000 as compared to $0.27 for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Consolidated sales revenues increased by 17% to $241.3 million for the nine months ended September 30, 2000 as compared to $205.6 million for the nine months ended September 30, 1999. Sales revenues from the Company's commercial engine parts segment increased to $65.5 million as compared with $52.4 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. Sales revenues from the Company's defense segment increased to $54.7 million as compared with $33.5 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. Sales revenues from the Company's airframe avionics and rotables segment increased to $45.8 million as compared with $37.9 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. The increase in sales in the Company's commercial engine parts, defense and airframe avionics and rotables segments was primarily due to the continued expansion of the Company's nose to tail inventory management programs, coupled with an increase in the Company's customer base due to continued investments in marketing and higher levels of inventory availability. In addition, sales in the Company's defense segment were impacted by the acquisition of Certified in April 1999. Sales revenues from the Company's whole engine and aircraft segment decreased to $75.3 million as compared with $81.8 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. The decrease in revenues from the sale of whole engine and aircraft reflect current market conditions and the Company's decision to limit the growth of the lease portfolio and change its composition to newer engine models.

         Rental revenues from the Company's whole engine and aircraft segment decreased by 49% to $16.4 million for the nine months ended September 30, 2000 as compared to $32.4 million for the nine months ended September 30, 1999. The decrease in rental revenues was primarily due to a reduction in fleet utilization and a reduction in the size of the fleet.

         Consolidated cost of goods sold increased by 28% to $178.7 million for the nine months ended September 30, 2000 as compared to $139.9 million for the nine months ended September 30, 1999. Consolidated gross profit margin on sales was 26.0% for the nine months ended September 30, 2000 as compared with 32.0% for the nine months ended September 30, 1999. Gross margin for the nine months ended September 30, 2000 for the commercial engine parts and airframe avionics and rotables segments was 33.3% and 27.3%, respectively, as compared to 34.4% and 26.3%, respectively, for the nine months ended September 30, 1999. Gross margin for the nine months ended September 30, 2000 for the defense segment was relatively unchanged at 35.2% as compared to 35.8% for the same period last year. Gross margins from the sale of whole engines and aircraft were 12.0% for the nine months ended September 30, 2000 as compared to 31.5% for the nine months ended September 30, 1999, reflecting current market conditions and the Company's efforts to reposition its lease portfolio.

         Depreciation of equipment under operating leases decreased by 31% to $14.2 million for the nine months ended September 30, 2000 as compared to $20.6 million for the nine months ended September 30, 1999. Gross profit margin on rental revenues decreased to 13.3% in 2000 from 36.4% in 1999. The decrease in the gross profit margin was primarily due to the impact of depreciation expense incurred on a higher level of idle equipment.

         Selling, general and administrative expenses increased by 20% to $35.2 million for the nine months ended September 30, 2000 as compared to $29.4 million for the nine months ended September 30, 1999. The increase in selling, general and administrative expenses was primarily due to (i) the acquisition of Certified being combined into the Company and (ii) the Company's continued investment in personnel and facilities for the defense, commercial engine parts and airframe avionics and rotables segments in order to support the Company's growth model.

         Depreciation and amortization expense increased by 23% to $4.8 million for the nine months ended September 30, 2000 as compared to $3.9 million for the nine months ended September 30, 1999. The increase in depreciation and amortization expense was primarily due to amortization of goodwill related to the Certified acquisition in addition to depreciation on recent investments in facilities to support the Company's growth plans.

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

         Interest expense (net of interest income) increased by 25% to $19.2 million for the nine months ended September 30, 2000 as compared to $15.3 million for the nine months ended September 30, 1999. The increase in interest expense was primarily driven by an increase in interest rates and the Company's average debt levels, resulting from the acquisition of Certified and growth in inventories offset by decreases in equipment under operating leases.

         The Company's effective tax rate for the nine months ended September 30, 2000 was 37.4% as compared to 37.8% for the nine months ended September 30, 1999.

         Net income decreased by 78% to $3.6 million for the nine months ended September 30, 2000 as compared to $16.6 million for the nine months ended September 30, 1999. Basic earnings per common share decreased by 79% to $0.30 for the nine months ended September 30, 2000 as compared to $1.40 for the nine months ended September 30, 1999. Diluted earnings per common share decreased by 74% to $0.30 for the nine months ended September 30, 2000 as compared to $1.17 for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Company's liquidity and capital resources included cash and cash equivalents of $3.0 million and working capital of $177.3 million. At September 30, 2000, total outstanding debt was $313.9 million as compared to $326.1 million as of December 31, 1999. As of September 30, 2000, the outstanding principal balance on the Company's convertible subordinated notes was $140.3 million and the Company had contractual lines of credit totaling $256.7 million of which $162.4 million was outstanding and $26.8 million was available (excluding a temporary acquisition reserve).

         Cash flow provided by operating activities for the nine months ended September 30, 2000 was $27.8 million compared with cash flow used in operating activities of $52.2 million for the nine months ended September 30, 1999. The primary sources of cash from operating activities were net income of $3.6 million, adjusted for non-cash expenses related to depreciation and amortization of $19.0 million and an increase in accounts payable of $8.3 million. The primary use of cash for operating activities was for increases in inventories of $10.8 million to support the Company's growth.

         Cash flow used for investing activities for the nine months ended September 30, 2000 was $12.7 million compared with $34.9 million for the nine months ended September 30, 1999. The primary uses of cash for investing activities were acquisitions of $5.9 million, earn-out payments of $1.4 million and $2.2 million in connection with the acquisitions of Aero Support and ITC, respectively, and purchases of property, plant and equipment of $3.2 million.

         Cash flow used for financing activities for the nine months ended September 30, 2000 was $12.4 million compared with cash flow provided by financing activities of $93.2 million for the nine months ended September 30, 1999. The primary uses of cash for financing activities were a decrease in borrowings under the Company's line of credit agreement of $10.1 million and the repayment of a note payable of $2.1 million.

         As previously noted, on September 20, 2000, the Company entered into a definitive agreement to acquire the aircraft and engine parts resale business of Aviation Sales Company, which is operated through its Aviation Sales Distribution Services Company ("AVSDC") subsidiary. Specifically, the Company will acquire select AVSDC non-inventory assets and assume a portion of AVSDC's accounts payable and accrued expenses. In connection with this agreement, the Company and Aviation Sales Company will also establish an off-balance sheet joint venture that will acquire the inventory of AVSDC and enter into an exclusive arrangement with the Company to sell the inventory through its inventory management business. The Company expects to consolidate the operations of AVSDC with its Solair and Commercial Engine Divisions.

         The Company expects to invest approximately $50 million in the transaction. The Company plans to finance the transaction with a combination of funding from its current revolving credit facility and a new $30 million, 7-year mezzanine debt financing with Key Principal Partners, LLC, an affiliate of Key Corporation of Cleveland, Ohio. Consummation of the transaction is contingent upon completion of required financing and approval by the parties' existing lenders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness outstanding under the Company's $256.7 million bank credit facility. The bank credit facility, which expires in 2003, bears interest at the bank's prime rate plus 0-50 basis points or, at the Company's option, LIBOR plus 150-250 basis points. These variable interest rates are subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At September 30, 2000, the Company had approximately $162.4 million in variable rate indebtedness outstanding under the credit facility, representing approximately 52% of the Company's total debt outstanding, at an average interest rate of 9.1%. An increase in interest rates by 1% would have a $250,000 quarterly impact on net income.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS.

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

ITEM 5.   OTHER INFORMATION.

          Not applicable.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)    Exhibits.

                  10.1 - Amended and Restated Employment Agreement dated July 1, 2000 between Kellstrom and John S. Gleason.

                  27   -  Financial Data Schedule (for SEC use only).

          (b)    Reports on Form 8-K.

                 The Company filed a Report on Form 8-K dated September 27, 2000, which included a copy of a press release announcing that the Company had entered into a definitive agreement to acquire the aircraft and engine parts resale business of Aviation Sales Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2000                            KELLSTROM INDUSTRIES, INC.
                                             (Registrant)


                                             /s/ Oscar E. Torres
                                             -----------------------------------
                                             Oscar E. Torres
                                             Chief Financial Officer
                                             (principal financial and
                                             accounting officer)

                                  Exhibit Index

Exhibit No.          Description
-----------          -----------

10.1 Amended and Restated Employment Agreement dated July 1, 2000 between Kellstrom and John S. Gleason.



27                   Financial Data Schedule