Form 10-K
period 2000-12-31
KELLSTROM INDUSTRIES INC
filed 2001-04-10
CIK 918275

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

                   For the fiscal year ended December 31, 2000

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


                           1100 INTERNATIONAL PARKWAY
                             SUNRISE, FLORIDA 33323
               (Address of Principal Executive Offices) (Zip Code)

                                 (954) 845-0427
               (Registrant telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

        Common Stock, $.001 par value per share (Nasdaq National Market)
            Preferred Stock Purchase Rights (Nasdaq National Market)
                              (Title of Each Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $39,731,731 based on the closing price on that date of $4 3/32 per share. As of that date, there were 11,910,981 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Act of 1934, as amended.

                           Kellstrom Industries, Inc.
                           Annual Report on Form 10-K

                                      Index



                                                                                                         PAGE NUMBER
                                                                                                         -----------
                                     PART I

Item 1.         Business...........................................................................           5
Item 2.         Properties.........................................................................          20
Item 3.         Legal Proceedings..................................................................          21
Item 4.         Submission of Matters to a Vote of Security Holders ...............................          21


                                     PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder
                Matters............................................................................          22
Item 6.         Selected Financial Data............................................................          24
Item 7.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations .............................................................          25
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk ........................          33
Item 8.         Financial Statements and Supplementary Data .......................................          33
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure...............................................................          34

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant ................................          34
Item 11.        Executive Compensation ............................................................          38
Item 12.        Security Ownership of Certain Beneficial Owners and Management ....................          43
Item 13.        Certain Relationships and Related Transactions ....................................          44

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K ...................          46

                                     PART I

     This report and the documents that are incorporated by reference into this report contain "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words "believes," "expects," "anticipates," or similar expressions are generally considered to be forward-looking statements. Specifically, this report and the documents incorporated into this report by reference contain forward-looking statements, including the following:

     o the Company's beliefs regarding growth and trends in the airline industry;

     o the Company's strategies, plans and objectives and expectations concerning the Company's future market position, operations, cash flow, margins, revenue, profitability, liquidity and capital resources;

     o the Company's ability to repay its 5 3/4% convertible subordinated notes due October 15, 2002 (the "5 3/4% Notes") and its 5 1/2% convertible subordinated notes due June 15, 2003 (the "5 1/2% Notes," and together with the 5 3/4% Notes, the "Convertible Subordinated Notes") and other indebtedness when due;

     o the Company's ability to manage its substantial debt and comply with the financial covenants in its debt instruments;

     o    the Company's plans to integrate acquired inventories and businesses;

     o the Company's plans to improve financial controls, management controls, reporting systems and procedures; and

     o the Company's possible strategic acquisition growth involving inventory acquisition and acquisition of complementary businesses when appropriate.

     The forward-looking statements reflect the Company's current view about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors the Company discusses elsewhere in this report, including the section "Risk Factors," and in the documents that are incorporated into this report by reference, could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

     o    continued net losses;

     o    adverse consequences relating to the Company's substantial debt;

     o the Company's ability to comply with the financial covenants contained in its Senior Debt Facilities;

     o restrictions on the Company's business and operations imposed by its credit facility with Bank of America, N.A. (the "Senior Credit Facility") and the 13% senior subordinated notes due 2007 held by Key Principal Partners, L.L.C. (the "Key Notes");

     o    the Company's ability to properly integrate acquired companies;

     o    further write-downs of the Company's inventory;

     o fluctuations in demand for the Company's products, which are dependent upon the condition of the airline industry;

     o the Company's ability to acquire adequate inventory and to obtain favorable pricing for its inventory;

     o the Company's ability to arrange for the servicing of its inventory by third-party contractors before resale or lease;

     o    possible product liability claims;

     o    customer concentrations; and

     o    competitive pricing for the Company's products.

ITEM 1. BUSINESS.

GENERAL

     The Company is a leading aviation inventory management company. The Company's principal business is the purchasing, overhauling (through subcontractors), reselling and leasing of aircraft parts, aircraft engines and engine parts. The Company specializes in providing:

     o Engines and engine parts for large turbo-fan engines manufactured by CFM International, General Electric, Pratt & Whitney and Rolls Royce;

     o Aircraft parts and turbojet engines and engine parts for large transport aircraft and helicopters; and

     o Aircraft rotables and expendable components including flight data recorders, electrical and mechanical equipment and radar and navigation equipment.

     The Company is a supplier to a broad base of approximately 1,000 domestic and international customers representing nearly all segments of the worldwide aviation industry, including commercial airlines such as American, Delta, Lufthansa, Swiss Air and Singapore Airlines, and original equipment manufacturers ("OEMs") and engine overhaul facilities such as Daimler-Benz, GE Aircraft Engine Services and Pratt & Whitney. The Company allows its customers to reduce their inventory, inventory carrying costs and airborne equipment maintenance costs by offering a broad inventory of aircraft parts, aircraft engines and engine parts on a timely basis and at competitive prices.

     The Company currently has four reportable segments: (i) Commercial Engine Parts; (ii) Whole Engine and Aircraft; (iii) Airframe Avionics and Rotables; and
(iv) Defense. In December 2000, the Commercial Engine Parts, Whole Engine and Aircraft, and Airframe Avionics and Rotables segments began to transition into operating as the Commercial business unit and the Defense segment continued to operate independently as the Defense business unit. Certain information regarding the Company's reportable segments is included in Note 18 of Notes to Consolidated Financial Statements under Item 14 of this report.

     The Company was incorporated as a Delaware corporation in 1993. The Company's principal executive office is located at Sawgrass International Corporate Park, 1100 International Parkway, Sunrise, Florida 33323. Its telephone number is (954) 845-0427.

MARKETS

     The Federal Aviation Administration (the "FAA") requires that aircraft engines and engine parts be serviced at scheduled intervals of flying hours. The Company believes that, due to cost constraints, many airlines and repair and maintenance facilities that historically purchased parts from new parts manufacturers are increasingly utilizing after-market parts sold by resellers such as the Company. Airlines are also increasingly turning to operating leases and inventory management providers to maximize operational and financial flexibility while minimizing upfront capital requirements.

     The resale segment of the airframe and engine repair market is highly fragmented, characterized by a limited number of large suppliers with broad product offerings and numerous smaller competitors serving niche markets. Several notable trends in the industry have recently emerged to improve safety, reduce costs and increase efficiency, including increasing emphasis on documentation and traceability of parts, outsourcing of inventory management functions, implementing "just-in-time" inventory management systems and reducing the number of approved suppliers. The Company believes that only those companies with superior quality assurance programs, sophisticated information systems and adequate capital will succeed in this changing environment.

     Recent Developments in the Company's Market Environment. Economic and other factors that are affecting the airline industry have negatively impacted, and may continue to negatively impact, the Company's business. Pricing of the inventory the Company needs for its business is affected to a degree by the overall economic condition of the airline industry, which has historically been volatile. The demand for after-market engines and aircraft and engine parts is driven primarily by flying hours or cycles. These parts must be serviced or replaced at scheduled intervals. As a result, the demand for after-market parts is a function of the volume of worldwide air traffic. Additionally, factors such as the price of fuel, among other things, affect the aircraft parts market, since older aircraft (into which repaired or overhauled aircraft parts are most often placed) become less economically viable as the price of fuel increases. During a downturn in the aviation industry, there may be reduced overall demand for the equipment the Company provides, lower selling prices for its products and increased credit risk associated with doing business with industry participants.

     The airframe and engine parts after-market has experienced a downturn during the latter part of 2000, which has continued into 2001. As a result, a number of companies in the industry have encountered financial difficulties. Consequently, many companies within the industry have been forced to sell inventory at reduced prices in order to generate cash. The Company's gross margin and fair value of inventory have been negatively affected by these deteriorating conditions, including a significant write-down of inventory values in the fourth quarter of 2000. Additionally, according to reports by a few large airlines, during the first quarter of 2001, the airline industry has begun to experience a slowdown in overall traffic, which the Company's management believes has reduced demand for after-market parts.

     General Trends in the Aviation Aftermarket. The airborne equipment segment of the worldwide aviation services industry is being affected by the following trends:

     * Increasing Emphasis on Documentation and Traceability. As safety requirements have become more stringent, regulatory authorities have increased the level of documentation required of aircraft operators. Operators have, in turn, extended this requirement to the independent dealers from which they purchase after-market parts. The expense and sophistication required to track the history of inventory consisting of thousands of components is considerable and provides a barrier to entry into the engine parts after-market. In addition to the barriers created by documentation requirements, management believes that the potential adoption of tighter regulations by government and industry regulators regarding the operating procedures of resellers may eliminate smaller participants and create additional barriers to entry.

     * Outsourcing of Inventory Management Function. Some airlines have streamlined their operations by outsourcing the entire inventory management function to independent third parties. These independent third parties (such as the Company) acquire directly or through consignment arrangements a large inventory and make such inventory attractive to a broad customer base. Under consignment agreements, the supplier is granted the right to sell spare parts from the airlines' inventory, with the proceeds divided between the supplier and the airline itself. This improves the airline's profitability, as measured by return on assets, by removing parts inventory from the balance sheet. Outsourcing allows airlines to secure parts on an "as-needed" basis without incurring the costs associated with carrying their own expensive inventory.

     * Leasing. Similar to outsourcing, leasing engines or engine parts enables airlines to meet short-term operating needs while lowering their overhead and/or working capital requirements. Short-term leases, often 30-90 days in duration, are used by some carriers that do not wish to maintain a pool of spare engines or engine parts. Intermediate and long-term leases (up to 10 years) are used by many larger carriers as they upgrade their fleets. A significant portion of the new aircraft flown by the major carriers are leased and such carriers typically prefer to lease rather than purchase spare engines for their fleet. In addition, many of the new entrant jet carriers are capital-constrained and thereby prefer to lease rather than own aircraft and engines in order to minimize upfront capital outlays.

     * Reduction in Number of Suppliers and Consolidation of the Engine Parts After-Market. In order to ensure better control of their safety standards and reduce their administrative costs, airlines are limiting the number of suppliers with which they do business. To remain a supplier to the airlines, dealers must maintain high standards of quality control, enabling customers to trace the complete history of any part. This move to limit the number of suppliers is causing a realignment among independent dealers. A small number of dealers continue to do business directly with airlines, and a new tier of dealers sell to these approved suppliers. The Company believes that this reduction in supplier base will continue to lead to consolidation in the market for aircraft spare parts.

     * Increased Importance of Capital. Suppliers need ready access to capital in order to take advantage of various profitable opportunities, including purchasing large portfolios of assets to be made available for outsourcing and leasing. Larger inventories, sophisticated information technology systems and more expensive jet engines require increased access to capital.

BUSINESS STRATEGIES

     Since 1995, the Company has experienced significant growth. The Company believes that the following strategies should provide opportunities for the foreseeable future:

     Business Focus. The Company believes that the focus of its core business on purchasing, overhauling (through subcontractors), reselling and leasing of aircraft parts, aircraft engines and engine parts results in cost-efficient operations which maximize its profit margins and minimize its dependence on expensive machinery, equipment and labor.

     E-Commerce Initiative. Since inception, the Company has invested heavily in building a state-of-the-art information technology infrastructure believing that the industry would become increasingly dependent on information processing and dissemination. The Company is combining off-the-shelf e-commerce systems with proprietary software modules, which are in the advanced stage of development. The system, which is being built with internet development tools, is expected to be the cornerstone of the Company's business-to-business e-commerce strategy. The Company expects that this software will also enable a unique level of integration with our customers' technology environment through an `e-commerce engine' that is incorporated within.

     Strategic Inventory Purchases. The Company believes that its potential to increase revenues from its existing business is largely dependent on its ability to deliver aircraft parts, aircraft engines and engine parts on a "just-in-time" basis. The lead time between purchasing aircraft parts, aircraft engines, and engine parts and having a ready-for-sale product is generally 60 to 90 days. The Company focuses on developing new sources of supply, such as OEMs and overhaul facilities, as well as airlines which are replacing portions of their fleets or disposing of excess inventory. By broadening its sources of supply, the Company is better able to maintain a strategic stock of inventory in order to remain responsive to customer delivery requirements. The Company relies on its market expertise and industry network to analyze both short and long-term trends in supply and demand in the aviation industry.

     Airborne Equipment Leasing. In 1997, the Company established Kellstrom Commercial Aircraft, Inc. ("KELLCAD"), a wholly-owned subsidiary, which manages a portfolio of aircraft and aircraft engines that are available to the Company's customers on short to medium term (approximately 3 to 60 months) operating leases. KELLCAD is part of the Company's plan to provide total inventory management solutions. The Company has decided to reduce the size of the lease portfolio and realign it to function solely to support the inventory management business.

PRODUCTS

     The Company's principal business is the purchasing, overhauling (through subcontractors), reselling and leasing of aircraft parts, aircraft engines and engine parts.

     After-Market Inventory Management Business. The Company currently has four reportable segments. The Commercial Engine Parts, Whole Engine and Aircraft, and Airframe Avionics and Rotables segments which in December 2000 began to transition into operating as the Commercial business unit. The Defense segment operates independently as the Defense business unit. Customers in both the commercial and military sectors purchase spare and replacement parts and other airborne equipment. The Company's Commercial Engine Parts segment specializes in engine parts for the large jet segment of the commercial aircraft sector. The Company's Airframe Avionics and Rotables segment provides aircraft rotables and expendable components. The Company's Defense segment also services certain military customers for aircraft parts and turbojet engines and engine parts for large transport aircraft and commercial customers for helicopters.

Commercial Engine Parts and Whole Engine and Aircraft Segments

     The JT9D Engine. JT9D engines, introduced by Pratt & Whitney in the late 1960's, are used in Boeing 747 and 767 aircraft, the McDonnell Douglas DC-10 and Airbus A300/310's. The JT9D was the first commercial turbo fan with a high bypass ratio, enabling the engine to provide unprecedented thrust with outstanding fuel efficiency and relatively low noise. The JT9D engine has flown more than 150 million hours. Approximately 3,000 of these engines were built until production ceased in 1990; approximately 1,400 are still flying on wide body aircraft operated by over 60 operators. Although some of the older technology JT9D engine models are in the stage of their life cycle where they are being retired by operators more frequently, the Company estimates that the older technology JT9D engines will continue to be in service with cargo and second and third tier airlines, and the newer technology JT9D engines will be used by first tier operators. Pratt & Whitney continues to upgrade and improve in-service engines to meet current noise and emissions requirements, thus increasing the life span of these engines.

     The JT8D Engine. JT8D engines, a derivative military J-52 Turbojet, were originally developed by Pratt & Whitney for the Boeing 727 airliner in 1963. The engine is the most widely used engine in commercial aviation history. More than 14,000 of the JT8D family of engines have been produced and the engine is still in production today. A variant of the basic JT8D, called the 200 Series, was introduced in 1977. The older, less fuel efficient JT8D engines are used in the Boeing 727 and 737, the McDonnell Douglas DC-9, the Aerospatiale Carvelle, Dassualt Mercure and the C-9 and C-22, U.S. military versions of the DC-9 and 727 aircraft. These older technology JT8D engines are in the stage of their life cycle where they are being retired by operators more frequently. The newer 200 Series JT8D engines are used throughout the McDonnell Douglas MD-80 range of aircraft models. The Company estimates that the older JT8D engines will continue to be in service with cargo and second and third tier airlines, and the 200 Series JT8D engines will be in service with first tier operators.

     The PWA 2000 Engine. Pratt & Whitney began development in 1974 of a series of advanced technology aircraft engines to power the commercial transports of the mid-1980s and beyond. The PWA 2037 engine model, the first in the series of such models, was awarded FAA certification in December 1983. These highly fuel efficient engines feature high thrust, low noise and reduced emissions. The PWA 2000 series engines are used to power the Boeing 757 and are considered to be current technology engines that are likely to continue in service for at least 20 more years.

     The PWA 4000 Engine. In 1982, Pratt & Whitney launched development of the PWA 4000 Series turbo fan - an all new commercial jet engine series with improved fuel efficiency and higher takeoff thrust rating. The PWA 4000 entered commercial service in mid 1987. The PWA 4000 is designed for use on current and advanced versions of such wide-body aircraft as the Airbus A300, A310, A330, the Boeing 747, 767, 777 and the McDonnell Douglas MD-11. These engines are considered to be current technology engines and are likely to continue in service for at least 20 more years.

     The CFM-56 Engine. The CFM-56 is manufactured by CFM International, a joint venture between General Electric and SNECMA, and is the second most popular engine as measured by number of aircraft in the worldwide fleet powered by this engine type. The CFM-56 is used to power the Boeing 737 and the Airbus A320, A321, A340 and the McDonnell Douglas DC-8. These engines are considered to be current technology engines and are likely to continue in service for at least 20 more years.

Defense Segment

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

Airframe Avionics and Rotables Segment

     Aircraft Rotables And Expendable Components. Aircraft rotables are major aircraft components which are regularly removed, replaced and overhauled in the course of aircraft operation and maintenance. Aircraft rotables supplied by the Company include flight data recorders, electrical and mechanical equipment and radar and navigation systems. The Company stocks a wide variety of rotables and expendables for all commercial jet aircraft types manufactured by Boeing, McDonnell-Douglas, Airbus, British Aerospace and Fokker Aircraft. The Company stocks rotable products manufactured by OEM's such as Parker-Hannifan, Allied Signal, Honeywell and Vickers.

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

     The Company's management believes that its ability to continue to act as an approved supplier for the major airlines, OEMs and overhaul facilities is heavily dependent on quality assurance, and that the Company's comprehensive quality assurance program is among the best in its industry. The Company is (i) a member of the Coordinating Agency for Supplier Evaluation ("CASE"), a self-governing organization formed by the airlines that evaluates and audits parts suppliers and repair stations (ii) a member of the Airline Suppliers Association for which the Company is an accredited reseller under the provisions of FAA AC 00-56, and (iii) listed in the European Aerospace Suppliers Register. In addition, in August 1999, the Company received its recertification under ISO 9002 which was originally received in 1996. The ISO 9002 designation indicates a quality assurance standard recognized by leading companies throughout the world.

In addition, the Company has invested in a sophisticated optical imaging system for document storage and retrieval. This system provides a high degree of traceability by serial number for engine parts sold by the Company.

CUSTOMERS

     The Company's customers include airlines, OEMs, lessors, operators of overhaul facilities and other independent dealers. These customers include The AGES Group, American, Daimler-Benz, Delta, Lufthansa, GE Aircraft Engine Services, Pratt & Whitney, SwissAir and Singapore Airlines. For the years ended December 31, 2000, 1999 and 1998, the five largest customers collectively accounted for approximately 34%, 36% and 42%, respectively of the Company's consolidated revenues. For the year ended December 31, 2000, The AGES Group accounted for approximately 10% of the Company's consolidated revenues. Certain significant customers vary from period to period as a result of the large unit prices associated with whole aircraft engine sales.

OPERATIONS

Recent Operating Events

     * Integration of Aviation Sales Parts Acquisition. The Company's need to integrate the parts distribution business of Aviation Sales Distribution Services Company ("AVSDC"), which the Company acquired on December 1, 2000 and is its largest acquisition to date, places substantial demands on the Company's management, systems and resources. The process of integrating acquired businesses into the Company's operations has resulted in ongoing and extraordinary operating difficulties and expenditures, absorbed significant management attention that would otherwise be available for the ongoing development of the Company's business and resulted in charges against income. Integration of those acquired businesses will require that the Company further improve financial controls, management controls, reporting systems and procedures on a timely basis, implement new systems as necessary and expand, train and manage the Company's workforce. While the Company had expected to integrate the acquisition of AVS's parts distribution business into its existing business on a reasonably rapid basis, that integration is taking significantly longer than expected. The Company's prolonged effort to effectuate the integration of the AVS parts distribution business has required its management and other personnel to spend a significant amount of time on the integration efforts. As a result, the Company's management and other personnel have not been able to devote as much time as to generating sales for the Company's business as otherwise would be the case.

     * Inventory Valuation. The Company needs to maintain a high volume of inventory to ensure that it has the equipment required by the Company's customers when needed. However, this equipment, if not leased or sold to a customer, may become slow moving or obsolete over time. When excess or obsolete inventory occurs, the Company writes down, in part or in whole, the cost of the inventory in its financial records. In addition, the Company acquires inventory based on the anticipated future demand of its customers and prospective customers. If the actual demand for the Company's inventory turns out to be less than what it anticipated, the ability of the Company to sell this excess inventory over a reasonable time frame can be jeopardized. This can result in the valuation of such inventory being written down to an amount below its original cost. Furthermore, management, in reacting to the Company's financial condition, operating environment and other factors, can also change the time period over which the Company is willing to hold specific categories of inventory. This can impact the amounts to be realized on such assets, and thus their carrying values in the Company's financial statements. Also, the Company leases some of its equipment and, for accounting purposes, the Company must determine the residual value of the leased equipment. The Company conducts periodic reviews of its residual value determinations. If, in the course of these reviews, the Company determines that the estimated residual value of the leased equipment has changed due to market conditions, among other factors, the Company may need to write down the residual value, adversely impacting its assets and net income. The Company recorded an inventory write-down and impairment of equipment under operating lease of $50.6 million in 2000.

     *Organizational Changes. The Company has changed its organizational structure in conjunction with the acquisition of AVSDC. The Company has started reorganizing from four product-oriented divisions to two customer/market focused business units: the Commercial business unit and the Defense business unit. In connection with the changes, the Company eliminated approximately 220 positions. Additionally, the Company is actively pursuing the disposition of seven facilities, which are either owned or leased by the Company, as the Company moves all inventory and most of the operations into the new 545,000 square foot facility in Miramar, Florida which was leased as part of the acquisition of AVSDC. As a result of the organizational changes, the Company recorded restructuring and other charges of $3.0 million in 2000. The Company expects additional charges in 2001.

General Operating Approach

     The principal elements of the Company's operating approach are as follows:

     * Continue Strong Quality Orientation. The Company's management believes that it has a strong, comprehensive quality program. The Company is a member of CASE, a self-governing organization formed by the airlines that evaluates and audits parts suppliers and repair stations. The Company believes it is one of the few resellers of commercial jet engines and engine parts in the world to receive ISO 9002 certification which the Company believes provides it with a distinctive competitive advantage. ISO's comprehensive evaluation system seeks to ensure satisfaction of customer requirements, documentation of quality management systems and verification that a product or service is designed, delivered and maintained in accordance with specific requirements. The ISO 9002 designation indicates a quality assurance standard recognized by leading businesses throughout the world. In response to recent airline tragedies and resulting increased scrutiny of airline safety, airlines and maintenance repair facilities are demanding internationally recognized quality assurance certification as a condition of doing business.

     The Company has invested in a sophisticated optical imaging system for documentation storage and retrieval. This system, which includes a WORM (write once, read many) drive, provides a high degree of traceability by serial number for engine parts sold by the Company. The FAA and customers accept this form of electronic documentation as the equivalent of original documents. In addition, the Company is working to make such documentation available online to customers worldwide.

     * Additional Knowledgeable Personnel. The market for engine parts is highly specialized and technically complex. The Company believes that its success depends heavily on the high level of technical and engineering knowledge and experience possessed by its personnel. The Company continues to hire technically proficient personnel as its business expands both internally and through the acquisition of competing and complementary businesses.

     * Optimize Inventory. The Company manages its inventory carefully by purchasing both whole engines and individual engine parts through well-structured transactions, disassembling engines for parts when market conditions are favorable, and closely monitoring the overhauling of selected parts by high quality subcontractors, while maintaining a high level of documentation at all stages of the process and storing the engine parts in a carefully controlled environment. The Company believes that its ability to structure and finance inventory purchase transactions is critical to success.

     * Increase Capital Resources. It is critical for the Company to have the capital to act quickly when purchasing opportunities present themselves. In addition, increasing the Company's access to capital markets to finance working capital requirements will allow the Company to take advantage of opportunities such as leasing, inventory outsourcing and long-term inventory management contracts.

     * Expand Marketing Relationships. The Company maintains and strives to expand its close relationships with a variety of key customers, including OEMs, repair facilities, domestic and international airlines and other distributors. The Company continually seeks to expand its customer base, by among other things, regularly attending industry trade conferences.

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

     The largest resellers include companies such as AAR Corp., The AGES Group and the Company. There are approximately 10 to 15 midsize competitors and over 50 small after-market suppliers and brokers which generate a large portion of the market revenue. As a result of industry consolidation, management expects that a number of these smaller operators will either be acquired or will have difficulty competing in this changing market. During the latter part of 2000 and continuing into 2001, a number of these competitors have experienced financial difficulties. The Company competes based on its ability to deliver parts on a "just-in-time" basis, the breadth of its product offering, quality assurance and part traceability, proven technical capabilities and price.

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

STRATEGIC ACQUISITION

     AVSDC Acquisition. On December 1, 2000, the Company acquired the aircraft and engine parts resale business of Aviation Sales Company ("AVS"), which had been operated through AVS' AVSDC subsidiary. The aggregate purchase (net of assumed liabilities) paid by the Company to AVSDC for the assets was approximately $21.7 million (which included $13.7 million for a subordinated note issued by the JV, which is defined below), subject to post-closing adjustment. In connection with the transaction, the Company acquired a portion of AVSDC's non-inventory assets and assumed a portion of AVSDC's accounts payable and accrued expenses. Also, in connection with the acquisition, the Company and AVS established an off-balance sheet joint venture (the "JV") which acquired substantially all of the inventory of AVSDC for an aggregate purchase price of approximately $148.6 million, of which approximately $105.5 million was paid in cash, $27.4 million was paid by delivery of two 14% five-year senior subordinated notes (each in the original principal amount of $13.7 million) and approximately $15.7 million was paid by delivery of a 14% five-year subordinated note. One of the $13.7 million senior subordinated notes was purchased by the Company as part of the acquisition.

     The Inventory Purchase was funded by the JV through a senior credit facility provided by Bank of America, N.A. and through seller-financing. Each of AVS and the Company have agreed to share equally the operational expenses of the JV beyond the amount which the JV is permitted to pay under its senior credit facility. AVS and the Company posted letters of credit in favor of Bank of America, N.A., as agent under the JV senior credit facility, in the amounts of $8.5 million and $6.5 million, respectively. The letters of credit may be drawn upon by Bank of America if there shall occur an event of default under the JV senior credit facility.

     In connection with the inventory purchase, the JV entered into an exclusive arrangement with the Company pursuant to which the Company will have the right to sell the inventory acquired by the JV (the "Consignment Agreement"). The Consignment Agreement provides for a consignment fee to the Company of 20% of net sales until all amounts outstanding under the JV's senior credit facility and the senior subordinated notes issued by the JV in connection with the inventory purchase have been paid, and 35% thereafter. The Consignment Agreement generally terminates on the later of December 1, 2005 or the date on which all amounts outstanding under the JV's senior credit facility and the subordinated notes issued by the JV in connection with the inventory purchase have been paid.

     Pursuant to the terms of a Cooperation Agreement entered into in connection with the acquisition of assets and the inventory purchase, the Company and AVS entered into a supply arrangement pursuant to which AVS will purchase parts inventory for its maintenance repair and overhaul operations through the Company and will sell any excess parts inventory through the Company. Pursuant to the terms of a Non-Competition Agreement entered into in connection therewith, AVS is restricted for up to five years from engaging in the business of purchasing for resale, exchange or lease aircraft for disassembly, aircraft engines, aircraft parts and aircraft engine parts.

     In connection with the purchase of assets, the Company entered into a lease with AVSDC pursuant to which the Company agreed to lease certain furniture, fixtures and equipment of AVSDC ("FF&E") for a period of one year at a monthly rental rate of approximately $77,000. The Company has the option to purchase the FF&E at any time during the term and for a period of sixty days thereafter and AVSDC may require the Company to purchase the FF&E at any time during the sixty days following the term, in each case, for a purchase price of approximately $7.7 million. The Company may defer its obligation to purchase the FF&E (and extend the term of the lease) for up to six months under certain circumstances. The Company also entered into certain leases for real property in connection with the purchase of assets, which are described under "Item 2. Properties."

     AVSDC was a leading provider of aviation inventory and inventory management services. AVSDC sold aircraft spare parts and provided inventory management services to commercial passenger airlines, air cargo carriers, maintenance and repair facilities and other redistributors throughout the world.



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

ENVIRONMENTAL MATTERS

     The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations and, due to the current nature of the Company's business, the cost associated with such compliance is not significant.

PRODUCT LIABILITY

     The Company's business exposes it to possible claims for personal injury or death that may result from the failure of an aircraft or engine owned and leased by it or an engine part sold by it. The Company currently maintains product liability insurance coverage in the amount of $750 million on an aggregate and per claim basis.

RISK FACTORS

     The Company does not provide financial performance forecasts. The Company's operating results and financial condition have varied significantly in the past and may continue to do so in the future depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements within the meaning of Section 21E of the Exchange Act that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operation and financial condition.

The Company incurred a net loss for the year ended December 31, 2000 and expects to continue to incur losses for at least the first half and for the full year of fiscal 2001.

     For the year ended December 31, 2000, the Company incurred a net loss of $31.3 million. The Company expects to continue to incur losses for at least the first half and for the full year of fiscal 2001. In addition, for the year ended December 31, 2000, the Company's revenue growth decreased substantially from prior periods. The Company's net revenue may not grow or even continue at current levels, and the Company may not be able to achieve profitability on a quarterly or annual basis. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. Although the Company has historically experienced increasing net revenues, the Company may continue to experience significant fluctuations in its net revenues, gross margins, net income and operating results in the future, both on an annual and a quarterly basis, caused by various factors, including general economic conditions, specific economic conditions in the aviation industry, the availability and price of surplus aviation equipment, the size and timing of customer orders and the Company's cost of capital. In a strategic response to a changing, competitive environment, the Company may elect from time to time to make certain pricing, product or marketing decisions, and these decisions could have a material adverse effect on the Company's periodic results of operations, including net revenue, gross margins and cash flows from quarter to quarter. A large portion of the Company's operating expenses are relatively fixed. Since the Company typically does not obtain long-term purchase orders or commitments from customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its customers and upon its discussions with customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may not be able to repay or refinance the principal amount of its Convertible Subordinated Notes at their maturity date.

     The Company does not currently believe that it has sufficient available liquid resources to repay the principal balance of the Convertible Subordinated Notes at maturity. In addition, the Company believes that there is uncertainty regarding its ability to refinance or repay the Convertible Subordinated Notes. The commitments under the Company's Senior Credit Facility expire on the earlier of December 14, 2003 or six months before the first maturity of the Convertible Subordinated Notes if the Company has not secured a commitment to refinance the Convertible Subordinated Notes satisfactory to the lenders under the Senior Credit Facility. Furthermore, the Senior Credit Facility prohibits prepayment of the Convertible Subordinated Notes. If the Company defaults on the Convertible Subordinated Notes, indebtedness that ranks senior in right of payment to the Convertible Subordinated Notes, which as of December 31, 2000 aggregated $203.7 million, would come due and would need to be paid in full before any payment could be made on the Convertible Subordinated Notes. In addition, as of December 31, 2000, the Company had approximately $58.0 million of subsidiary liabilities, including trade payables, that would need to be paid in full before any payment could be made on the Convertible Subordinated Notes. After repaying this indebtedness, any remaining cash resources may not be sufficient to repay the Convertible Subordinated Notes. The Company's ability to repay or refinance any Convertible Subordinated Notes and to meet its other financial obligations, depends on the availability of new sources of funding, which will in turn depend on the Company's operating performance, the state of the financial markets and other factors at the time that the Company wants to repay or refinance these outstanding notes. Accordingly, the Company makes no assurance that it will be able to meet its obligations to repay or refinance the Convertible Subordinated Notes when they become due in 2002 and 2003. While the Company commenced an exchange offer for the Convertible Subordinated Notes on March 8, 2001, as described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," to refinance and extend the maturity date of the Convertible Subordinated Notes, there can be no assurance that the exchange offer will be successful.

The Company was not in compliance with the financial covenants contained in its Senior Credit Facility and the Key Notes for the year ended December 31, 2000.

     The Company's senior debt requires it to maintain specified financial ratios and satisfy certain financial tests. At December 31, 2000, the Company was not in compliance with the financial covenants relating to net worth, debt to EBITDA, fixed charge coverage and net income contained in the Senior Credit Facility and the Key Notes. The Company has obtained waivers from its lenders for its non-compliance as to prior periods. In addition, the Company has amended the financial covenants under its Senior Credit Facility and the Key Notes for future periods. A breach of any of the financial covenants in the Company's debt instruments could result in a default under these debt instruments. Upon the occurrence of an event of default under the senior debt, the respective lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. Substantially all of the Company's assets are pledged as collateral security for the Senior Credit Facility. If the Company were unable to repay all outstanding amounts under its senior debt, the lenders could proceed against the collateral granted to them to secure that indebtedness, and any proceeds realized upon the sale of this collateral would be used first to satisfy all amounts outstanding under the Company's Senior Credit Facility, and thereafter, any of the Company's other liabilities. In addition, the Company may be prevented from making new borrowings or drawing down further on its Senior Credit Facility. The Company is dependent upon, among other things, access to its Senior Credit Facility for liquidity. This requires the Company to maintain compliance with the terms and covenants of such facility, as well as those of its other debt agreements.

Servicing the Company's substantial debt may adversely impact its financing and operational flexibility.

     As of December 31, 2000, the Company's debt obligations aggregate to approximately $353.6 million. This debt includes:

     o draw downs on the Company's Senior Credit Facility, for which Bank of America, N.A. acts as agent, of approximately $173.7 million;

     o    amounts due on the Key Notes of approximately $30.0 million; and

     o amounts due on the Convertible Subordinated Notes of approximately $140.3 million.

     o    amounts due under Capital Lease obligations of approximately
          $9.6 million.

     As a result of incurring this substantial debt, the Company is subject to the risks associated with debt financing, which include:

     o the Company's ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited;

     o the Company is required to obtain consent from both lenders under its Senior Credit Facility and the holder of the Key Notes in order to complete the exchange offer for the Convertible Subordinated Notes or otherwise to obtain new debt financing;

     o a substantial portion of the Company's net cash provided by operations is committed to the payment of its interest expense and principal repayment obligations and will not be available for the development of the Company's business or other purposes; and

     o the Company's level of indebtedness could limit its flexibility in reacting to changes in the industry and general economic conditions.

     The Company's ability to service its debt and to satisfy its other obligations will depend upon the Company's operating performance, including its ability to implement its business strategy, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. If the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying planned acquisition activity, selling assets, restructuring or refinancing its indebtedness or seeking additional capital. This could impact the carrying values and classification of the Company's assets and liabilities.

The Company's Senior Credit Facility and the Key Notes impose significant restrictions on its business.

     The Company's senior debt obligations restrict, among other things, its ability to:

     o make payments on the Company's other debt, including the Convertible Subordinated Notes;

     o    incur additional indebtedness;

     o    incur liens;

     o    pay dividends;

     o    consummate certain asset sales;

     o    enter into certain transactions with affiliates;

     o    merge or consolidate with any other person; or

     o    sell, assign, transfer, lease, convey or otherwise dispose of assets.

The Company may not be able to integrate acquired companies, which would limit the economic and operational benefits of the Company's acquisitions.

     If the Company is not able to properly integrate businesses that have been acquired into its operations, then it may not realize the anticipated economic or operational benefits of these acquisitions. The Company's need to integrate businesses it has acquired, and particularly the parts distribution business of AVS, which the Company acquired on December 1, 2000 and is its largest acquisition to date, places substantial demands on the Company's management, systems and resources. The process of integrating acquired businesses into the Company's operations has resulted in ongoing and extraordinary operating difficulties and expenditures, absorbed significant management attention that would otherwise be available for the ongoing development of the Company's business and resulted in charges against income. Integration of those acquired businesses will require that the Company further improve financial controls, management controls, reporting systems and procedures on a timely basis, implement new systems as necessary and expand, train and manage the Company's workforce. While the Company had expected to integrate the acquisition of AVS's parts distribution business into its existing business on a reasonably rapid basis, that integration is taking significantly longer than expected. The Company's prolonged effort to effectuate the integration of the AVS parts distribution business has required its management and other personnel to spend a significant amount of time on the integration efforts. As a result, the Company's management and other personnel have not been able to devote as much time as to generating sales for the Company's business as otherwise would be the case. The Company's failure to effectuate the integration of the AVS parts distribution business into its business in the near future could cause the Company to fail to comply with covenants under its financing agreements and otherwise could have a material adverse affect on the Company's operations, financial condition or liquidity.

     The Company anticipates that any future acquisition growth will be strategic acquisitions of complementary inventories or businesses when appropriate, and will be dependent upon the availability of suitable inventories, acquisition candidates and capital, and by restrictions contained in the Company's debt instruments, including its Senior Credit Facility and the Key Notes. Any future acquisitions could result in the incurrence of debt and contingent liabilities, amortization expenses related to goodwill and other intangible assets or dilutive issuances of equity securities.

The Company has written down, and may need to write down in the future, some of its inventory due to the inventory becoming slow moving or obsolete or changes in estimates of residual value which would adversely impact the Company's assets and net income.

     The Company needs to maintain a high volume of inventory to ensure that it has the equipment required by the Company's customers when needed. However, this equipment, if not leased or sold to a customer, may become obsolete over time. When inventory becomes slow moving or obsolescence of inventory occurs, the Company writes down, in part or in whole, the cost of the inventory in its financial records. In addition, the Company acquires inventory based on the anticipated future demand of its customers and prospective customers. If the actual demand for the Company's inventory turns out to be less than what it anticipated, the ability of the Company to sell this excess inventory over a reasonable time frame can be jeopardized. This can result in the valuation of such inventory being written down to an amount below its original cost. Furthermore, management, in reacting to the Company's financial condition, operating environment and other factors, can also change the time period over which the Company is willing to hold specific categories of inventory. This can impact the amounts to be realized on such assets, and thus their carrying values in the Company's financial statements. Also, the Company leases some of its inventory and, for accounting purposes, the Company must determine the residual value of the leased inventory. The Company conducts periodic reviews of its residual value determinations. If, in the course of these reviews, the Company determines that the estimated residual value of the leased inventory has changed due to market conditions, among other factors, the Company may need to write down the residual value, adversely impacting its assets and net income. The Company recorded an inventory write-down and impairment of equipment under operating lease totaling $50.6 million in 2000.

Problems in the airline industry have negatively impacted pricing and demand for the Company's products and services resulting in a decrease in the Company's gross margin.

     Economic and other factors that are affecting the airline industry have negatively impacted, and may continue to negatively impact, the Company's business. Pricing of the inventory the Company needs for its business is affected to a degree by the overall economic condition of the airline industry, which has historically been volatile. The demand for after-market engines and aircraft and engine parts is driven primarily by flying hours or cycles. These parts must be serviced or replaced at scheduled intervals. As a result, the demand for after-market parts is a function of the volume of worldwide air traffic. Additionally, factors such as the price of fuel affect the aircraft parts market, since older aircraft (into which repaired or overhauled aircraft parts are most often placed) become less economically viable as the price of fuel increases. During a downturn in the aviation industry, there may be reduced overall demand for the equipment the Company provides, lower selling prices for its products and increased credit risk associated with doing business with industry participants. The airframe and engine parts after-market has experienced a downturn during the latter part of 2000, which has continued into 2001. A number of companies in the industry have encountered financial difficulties as a result. Consequently, many companies within the industry have been forced to sell inventory at reduced prices in order to generate cash. The Company's gross margin and carrying value of inventory have been negatively affected by these deteriorating conditions, including a significant write-down of inventory values in the fourth quarter of 2000. Additionally, according to reports by a few large airlines, during the first quarter of 2001, the airline industry has began to experience a slowdown in overall traffic, which the Company's management believes has reduced demand for after-market parts.

The Company may not be able to obtain the inventory needed to operate its business.

     The Company obtains inventory by purchasing surplus inventory from airlines, overhaul facilities and other suppliers. Surplus inventory of the type required by the Company's customers may not be available on acceptable terms, or at all, when needed in the future and the Company may not continue to compete effectively for the purchase of inventory needed to maintain its business. No organized market for this kind of surplus inventory exists, and the Company must rely on field representatives and other personnel, advertisements and its reputation as a buyer of surplus inventory in order to generate opportunities to purchase this inventory. The market for sales of surplus inventory is highly competitive, in some instances involving a bidding process. While the Company has been able to purchase surplus inventory in this manner in the past, it may not continue to be able to obtain inventory in the future.

The Company depends on third-party maintenance, repair and overhaul facilities over which it exercises no quality control.

     The Company depends on third-party, FAA-approved maintenance, repair and overhaul facilities to bring its inventory into a condition of airworthiness so that the Company can then sell or lease the equipment to its customers. Third-party facilities may experience heavy workloads or may allocate their resources to customers with whom they have entered into long-term, regularly scheduled agreements and thereby delay the services to be provided to the Company. The facilities the Company utilizes are responsible for inspecting and certifying inventory to be of serviceable quality. The Company does not have direct control over the quality of work performed by third-party facilities or the accuracy of the airworthiness condition designated by these facilities. It is possible that the inventory the Company has serviced at these third-party facilities could pass the Company's subsequent inspection, be sold or leased and incorporated into an aircraft, and later be determined to be unsafe or in need of further service. In this kind of event, the FAA has the authority to take actions that may include the grounding of an aircraft that contains these parts. Additionally, the customer who purchased this inventory could demand a replacement. While the Company has insurance coverage to cover these kinds of losses, this type of development could negatively impact customer confidence in the Company.

The Company may be subject to product liability claims that may not be covered by insurance.

     The Company's business exposes it to possible claims for personal injury or death that may result from the failure of an aircraft part or engine owned and leased by the Company or an aircraft or engine part sold by the Company. The Company currently maintains product liability insurance coverage in the amount of $750 million on an aggregate and per claim basis. However, claims may arise in the future for which the Company's insurance coverage is insufficient, which may adversely affect its cash flow and net income.

The loss of one or two of the Company's customers could materially hurt its business because it depends on only a few customers.

     The Company's five largest customers accounted for approximately 34% of consolidated revenue for the year ended December 31, 2000. The AGES Group accounted for approximately 10% of the Company's consolidated revenue for the year ended December 31, 2000. While the relative significance of customers varies from period to period as a result of the large unit prices associated with whole aircraft and aircraft engine sales, the loss of, or significant curtailments of purchases by, one or more of the Company's significant customers at any time could adversely affect its revenue and cash flow.

The loss of the services of some of the Company's key officers could negatively impact its business.

     The Company depends upon the efforts of its key officers, and particularly Yoav Stern, its Chairman, and Zivi R. Nedivi, its President and Chief Executive Officer. The loss of the services of one or more of the Company's key personnel could have a material adverse effect on its ability to successfully achieve its business objectives. Although each of the Company's key employees has executed an employment agreement that prohibits the employee from competing against it for a specified period of time, the Company cannot assure that contract remedies will be available to it or that these remedies will mitigate any losses incurred as a result of the loss of key employees.

The Company may not be able to effectively compete in the highly competitive aircraft and engine parts reseller market.

     The Company may not be able to compete effectively against present and future competitors. Competition in the Company's industry is primarily based on product quality, price and the ability to provide needed inventory quickly. The Company's largest competitors include resellers such as AAR Corp. and The AGES Group. In addition, there are approximately 10 to 15 midsized resellers and over 50 small after-market suppliers and brokers which generate a large portion of the market revenue. As a result of industry consolidation, the Company expects that a number of these smaller operators will either be acquired or will have difficulty competing in this changing market. In addition, the aircraft and engine parts supply business has been reshaped by the widespread adoption of parts listing services. The parts listing services list the availability of thousands of types of parts from brokers, distributors, repair facilities and airlines. The listing includes the quantity of parts available, the condition of the parts, when the parts are available and a contact for more information. The parts listing services have created a much freer flow of information concerning the supply, demand and pricing for particular parts. Dealers now must compete not only on the basis of relationships with customers and knowledge regarding a potential source for products, but also on the quality of the parts available, the documentation tracing the history of the parts and the price. The Company may not be able to continue to respond appropriately to the changing competitive environment in its industry.

Significant government regulation may adversely impact the Company's business.

     The aviation industry is highly regulated by the FAA in the United States and similar regulatory agencies in other countries. While the Company's reselling business is not directly regulated, the inventory that it sells must be accompanied by documentation that enables the Company's customers to comply with applicable regulatory requirements. New and more stringent government regulations may be adopted in the future and any of these new regulations, if enacted, could have an adverse impact on the Company. Before aircraft parts may be installed on an aircraft or engine parts may be installed in an engine, they must meet certain standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries are generally satisfied by compliance with FAA requirements. Aircraft parts and engine parts must also be traceable to sources deemed acceptable by these agencies. Although the Company believes that it complies with the highest level of such regulatory standards, standards may change in the future, requiring aircraft parts and engine parts already contained in its inventory to be scrapped or modified.

The Company does not anticipate paying cash dividends in the foreseeable future.

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

EMPLOYEES

     As of December 31, 2000, the Company had approximately 591 full-time employees. None of the Company's employees are members of a labor union. The Company believes that its relations with its employees are good.

STOCK OPTION PLANS

     Corporate Policy. The Company is operating in a unique environment with a relatively small number of employees (consisting of 14 executives and 577 employees). The Company continually strives to build and maintain a team comprised of the best executives and employees in their field by offering the most attractive work environment and performance based compensation packages available. The Board believes that the Company's stock option plans are an essential component of the Company's compensation package which promote the interests of the Company and its stockholders by strengthening the Company's ability to attract, retain and incentivize competent employees and executives and making service on the Company's Board of Directors more attractive to present and prospective non-employee directors. Such stock option plans encourage stock ownership and proprietary interest in the Company by the individuals upon whose judgment, initiative and efforts the financial success and growth of the Company largely depend.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC REVENUES

     Total revenues derived from domestic and international customers accounted for 69% and 31%, respectively, for the year ended December 31, 2000, 64% and 36%, respectively, for the year ended December 31, 1999, and 67% and 33%, respectively, for the year ended December 31, 1998. See Segment Footnote for additional information.

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

The Company leases a 545,000 square foot facility of office and warehouse space, assumed in connection with the acquisition of the parts distribution business of AVSDC, located at 3701 Flamingo Road, Miramar, Florida 33027. The lease provides for a term ending November 30, 2005 at a base rent of approximately $384,000 per month.

The Company leases a 92,000 square foot facility of office and warehouse space, assumed in connection with the acquisition of the parts distribution business of AVSDC, located at 3702 Knapp Road, Pearland, Texas 77581. The lease provides for a term ending November 30, 2001 at a base rent of approximately $16,000 per month. During the term of the lease and for a period of sixty days thereafter, the Company may purchase the facility and AVSDC may require the Company to purchase the facility at any time during the sixty days following the term for a purchase price of approximately $1.6 million. The Company may defer its obligation to purchase the facility (and extend the term of the lease) for up to six months under certain circumstances.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since June 1997, the Company's Common Stock has been listed on The Nasdaq Stock Market ("NASDAQ")-National Market under the symbol "KELL." Prior to that date, the Company's Common Stock was listed on the NASDAQ-SmallCap Market under the same symbol.

     The following table sets forth the range of high and low bid prices for the Common Stock for the period from January 1999 to December 2000, as reported by NASDAQ. The quotes represent "Inter-dealer" prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.


                                                                                     COMMON STOCK
                                                                            -------------------------------
                                                                               HIGH                 LOW
                                                                            ----------           ----------
Year Ended December 31, 1999:
First Quarter                                                               $28 3/4              $12 1/4
Second Quarter                                                              $20 5/8              $14 5/8
Third Quarter                                                               $18 1/2              $ 9 1/2
Fourth Quarter                                                              $10 9/16             $ 7 1/2

Year Ended December 31, 2000:
First Quarter                                                               $10                  $ 5 1/2
Second Quarter                                                              $ 6 1/16             $ 3 7/8
Third Quarter                                                               $ 6 9/16             $ 4 9/16
Fourth Quarter                                                              $ 5 3/4              $ 2 21/32

     As of February 28, 2001, there were 11,910,981 shares of Common Stock outstanding, held by 71 stockholders of record. The Company believes that certain holders of record hold a substantial number of shares of Common Stock as nominees for a significant number of beneficial owners.

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

ISSUANCE OF UNREGISTERED SECURITIES DURING 2000

     All of the transactions listed below involve the issuance of securities of the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

     In connection with the acquisition of assets from AVSDC, on November 13, 2000, the Company sold $30.0 million of Notes to Key Principal Partners, L.L.C., an affiliate of Key Corporation of Cleveland, Ohio (the "Key Notes"). The Key Notes are due on November 13, 2007, bear interest at 13% and are subordinated to the Company's Senior Credit Facility. In connection with the sale of the Key Notes, the Company issued warrants to purchase 368,381 shares of the Company's Common Stock for $0.01 per share which are still outstanding at December 31, 2000. The warrants are immediately exercisable and expire on November 13, 2007.

     In connection with certain advisory services performed in connection with the acquisition of assets from AVSDC, on December 1, 2000, the Company issued warrants to Deutsche Banc Alex. Brown Inc. to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $3.59 per share. The warrants become exercisable on March 1, 2002 and expire on December 1, 2007.

     In connection with the acquisition of assets from AVSDC, on November 30, 2000, the Company issued warrants to purchase up to 10,000 shares of the Company's Common Stock at an exercise price of $3.59 per share to each of the four investors ("the LOC Lenders") who posted letters of credit in the aggregate amount of $8.0 million for the benefit of Bank of America, as agent under the Company's Senior Credit Facility. The LOC Lenders are entitled to receive additional warrants to purchase up to 80,000 shares of Common Stock if the letters of credit remain outstanding. All warrants issued to the LOC Lenders are exercisable at any time within five years after the applicable date of issuance.

ITEM 6. SELECTED FINANCIAL DATA

     The financial data set forth below should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------------------
                                                   2000             1999              1998             1997              1996
                                              -------------    -------------     -------------    ---------------- -------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Total revenues                                $    353,983      $    330,944     $    180,049      $     79,439     $     24,922
Total operating expenses                           375,514           276,751          139,019            61,828           20,169
Net operating (loss) income                        (21,531)           54,193           41,030            17,611            4,753
Interest expense, net of interest income            26,380            21,268            9,773             3,991              645
Non-operating expenses                                  --                --               --                --               --
Income tax benefit (expense)                        17,930           (12,390)         (11,679)           (5,077)          (1,462)
Extraordinary loss, net of tax benefit              (1,349)               --               --                --               --
                                              -------------     ------------     ------------      ------------     ------------
Net (loss) income                             $    (31,330)     $     20,535     $     19,578      $      8,543     $      2,646
                                              =============     ============     ============      ============     ============
Basic (loss) earnings before
extraordinary item per common share           $      (2.52)     $       1.73     $       1.94      $       1.18     $       0.90
                                              =============     ============     ============      ============     ============
Basic loss from extraordinary item
per common share                              $      (0.11)     $         --     $         --      $         --     $         --
                                              =============     ============     ============      ============     ============
Basic (loss) earnings per common share        $      (2.63)     $       1.73     $       1.94      $       1.18     $       0.90
                                              =============     ============     ============      ============     ============
Diluted (loss) earnings before
extraordinary item per common share           $      (2.52)     $       1.48     $       1.53      $       0.95     $       0.56
                                              =============     ============     ============      ============     ============
Diluted loss from extraordinary
item per common share                         $      (0.11)     $         --     $         --      $         --     $         --
                                              =============     ============     ============      ============     ============
Diluted (loss) earnings per share             $      (2.63)     $       1.48     $       1.53      $       0.95     $       0.56
                                              =============     ============     ============      ============     ============


                                                                                  DECEMBER 31,
                                              ----------------------------------------------------------------------------------
                                                   2000             1999              1998             1997              1996
                                              -------------    -------------     -------------    ---------------- -------------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Total current assets                          $    343,206      $    268,917     $    195,328      $     53,333     $     16,991
Total current liabilities                          244,876           203,967          126,096            19,020            8,565
Total assets                                       573,475           541,445          434,050           134,361           29,545
Non-current obligations                            187,131           166,265          158,195            61,359            2,819
Stockholders' equity                               141,468           171,213          149,759            49,912           18,161

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included elsewhere herein.

GENERAL

         The Company is a leading aviation inventory management company. The Company's net revenues have increased from $180.0 million for the year ended December 31, 1998 to $354.0 million for the year ended December 31, 2000. The increase in revenues is the result of a number of factors, including the expansion of the Company's product lines, customer base and market share, increases in the Company's internal growth, acquisitions in existing and adjacent markets and significant capital investments.

         The Company has four reportable segments. The Commercial Engine Parts, Whole Engine and Aircraft, and Airframe Avionics and Rotables segments which in December 2000 began to transition into operating as the Commercial business unit. The Defense segment operates independently as the Defense business unit. The Commercial Engine Parts segment is involved in the business of purchasing, overhauling (primarily through subcontractors), reselling and leasing of engine parts for large turbo-fan engines manufactured by CFM International, General Electric, Pratt & Whitney and Rolls Royce. The Whole Engine and Aircraft segment leases and resells whole engines and aircraft. The Airframe Avionics and Rotables segment is engaged in the sale of a wide variety of aircraft rotables and expendable components including flight data recorders, electrical and mechanical equipment and radar and navigation systems. The Defense segment is an after-market reseller of aircraft parts and turbojet engines and engine parts for large transport aircraft and helicopters. The Defense segment's primary focus is on the Lockheed Martin C-130 Hercules aircraft, a widely used military transport aircraft, the Allison (Rolls Royce) T56/501 engine, which powers this aircraft and the Allison 250, with approximately 17,000 units actively in use by helicopters.

         The Company has completed seven acquisitions during the period from 1998 to 2000. These acquisitions were accounted for using the purchase method of accounting for business combinations and accordingly, those companies' operating results have been included in the Company's results of operations since the date of acquisition.

RESULTS OF OPERATIONS

RECENT DEVELOPMENTS IN THE COMPANY'S MARKET ENVIRONMENT

         Economic and other factors that are affecting the airline industry have negatively impacted, and may continue to negatively impact, the Company's business. Pricing of the inventory the Company needs for its business is affected to a degree by the overall economic condition of the airline industry, which has historically been volatile. The demand for after-market engines and aircraft and engine parts is driven primarily by flying hours or cycles. These parts must be serviced or replaced at scheduled intervals. As a result, the demand for after-market parts is a function of the volume of worldwide air traffic. Additionally, factors such as the price of fuel affect the aircraft parts market, since older aircraft (into which repaired or overhauled aircraft parts are most often placed) become less economically viable as the price of fuel increases. During a downturn in the aviation industry, there may be reduced overall demand for the equipment the Company provides, lower selling prices for its products and increased credit risk associated with doing business with industry participants.

         The airframe and engine parts aftermarket has experienced a downturn during 2000, which has continued into 2001. As a result, a number of companies in the industry have encountered financial difficulties. Consequently, many companies within the industry have been forced to sell inventory at reduced prices in order to generate cash. The Company's gross margin and fair value of inventory have been negatively affected by these deteriorating conditions. Additionally, according to reports by a few large airlines, during the first quarter of 2001, the airline industry has began to experience a slowdown in overall traffic, which the Company's management believes has reduced demand for aftermarket parts. As a result, during the fourth quarter of 2000, the Company recorded inventory write-down and impairment of equipment under operating lease of $50.6 million.

AVSDC ACQUISITION

         On December 1, 2000, the Company acquired the aircraft and engine parts resale business of AVS, which had been operated through AVS' AVSDC subsidiary, for approximately $21.7 million in cash. In connection with the transaction, the Company acquired a portion of AVSDC's non-inventory assets and assumed a portion of AVSDC's accounts payable and accrued expenses. Also, in connection with the acquisition, the Company and AVS established the JV, an off-balance sheet joint venture which acquired substantially all of the inventory of AVSDC for a purchase price of approximately $148.6 million. In connection with the acquisition, the JV entered into the Consignment Agreement with the Company pursuant to which the Company will have the right to sell the inventory acquired by the JV. The Consignment Agreement provides for a consignment fee to Kellstrom of 20% of net sales until certain of the JV's debt instruments have been paid, and 35% thereafter.

         AVSDC was a leading provider of aviation inventory and inventory management services. AVSDC sold aircraft spare parts and provided inventory management services to commercial passenger airlines, air cargo carriers, maintenance and repair facilities and other redistributors throughout the world. The Company's need to integrate the parts distribution business of AVSDC places substantial demands on the Company's management, systems and resources. Integration of the parts distribution business of AVSDC will require that the Company further improve financial controls, management controls, reporting systems and procedures on a timely basis, implement new systems as necessary and expand, train and manage the Company's workforce. While the Company had expected to integrate the acquisition of AVS's parts distribution business into its existing business on a reasonably rapid basis, that integration is taking longer than expected. The Company's failure to effectuate the integration of the AVS parts distribution business into its business in the near future could have a material adverse affect on the Company's operations, financial condition or liquidity. In addition, the Company expects future revenues to be significantly lower than pro forma revenues for 2000.

STRATEGIC RESTRUCTURING

         The Company has started restructuring its operations in conjunction with the acquisition of AVSDC. The Company is reorganizing from four product-oriented divisions to two customer/market focused business units: the Commercial business unit and the Defense business unit. The Company continues to have four reportable segments within the new structure. In connection with the restructuring plan, the Company eliminated approximately 220 positions. Additionally, the Company is actively pursuing the disposition of seven facilities, which are either owned or leased by the Company, as the Company moves all inventory and most of the operations into the new 545,000 square foot facility in Miramar, Florida which was leased as part of the acquisition of AVSDC. The Company recorded restructuring and other charges related to the acquisition of $3.0 million in 2000.

         For the periods indicated, the following table sets forth the percentage of certain income statement items to total revenues derived from the Company's consolidated statements of earnings.


                                                         PERCENTAGE OF TOTAL REVENUES
                                                        -----------------------------
                                                           YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000         1999       1998
                                                        -----        -----      -----
Revenues:
  Sales Revenues, net                                    93.9%        87.3%      82.7%
  Rental Revenues                                         6.1         12.7       17.3
        Total Revenues                                  100.0        100.0      100.0
Operating Expenses:
  Cost of Goods Sold                                     69.9         60.7       55.7
  Cost of Goods Sold - Inventory Write-downs             12.8           --         --
  Depreciation of Equipment Under Operating Leases        5.1          8.2        9.3
  Selling, General and Administrative Expenses           13.9         12.4       10.6
  Depreciation and Amortization Expense                   1.9          1.6        1.7
  Restructuring, Impairment of Assets
   and Other Charges                                      2.4          0.7         --
        Total Operating Expenses                        106.0         83.6       77.3
Interest Expense (net of Interest Income)                 7.5          6.4        5.4
        (Loss) Income before income taxes and           (13.5)        10.0       17.3
        extraordinary item
Income Tax (Benefit) expense                             (5.1)         3.7        6.4
        (Loss) Income before extraordinary item          (8.4)         6.3       10.9
        Extraordinary item, net of tax                   (0.4)          --         --
        Net (Loss) Income                                (8.8)         6.3       10.9

YEARS ENDED DECEMBER 31, 2000 AND 1999

         Consolidated sales revenues increased by 15% to $332.3 million for the year ended December 31, 2000 as compared to $288.9 million for the year ended December 31, 1999. Sales revenues from the Company's Commercial Engine Parts, Airframe Avionics and Rotables and Defense segments increased by $17.1 million, $17.7 million and $28.3 million, respectively. The increase in sales in the Company's Commercial Engine Parts, Airframe Avionics and Rotables and Defense segments was primarily due to the continued expansion of the Company's nose to tail inventory management programs, an increase in the Company's customer base due to continued investments in marketing, higher levels of inventory availability and the impact of the Certified and AVSDC acquisitions. Sales of whole aircraft and engines decreased $19.7 million or 17.6% in 2000 primarily due to deteriorated market conditions as discussed above and the Company's decision to gradually reduce the size of the lease portfolio and shift its composition towards newer technology aircraft and engines.

         Rental revenues from the Company's Whole Engine and Aircraft segment decreased by 48.3% to $21.7 million for the year ended December 31, 2000 as compared to $42.0 million for the year ended December 31, 1999. The decrease in rental revenues was primarily due to reduced aircraft engine utilization and a reduction in the size of the aircraft and engine lease portfolio.

         Cost of goods sold increased by 23.2% to $247.4 million for the year ended December 31, 2000 as compared to $200.9 million for the year ended December 31, 1999. Gross profit margin on sales, before inventory write-down, decreased to 25.5% in 2000 from 30.5% in 1999. Gross profit margins, before inventory write-down, in the Company's Commercial Engine Parts segment decreased to 30.9% for the year ended December 31, 2000 as compared to 34.1% for the year ended December 31, 1999. The decrease in margins was largely attributable to continued pricing pressures in the aftermarket as a result of several of the Company's competitors having financial difficulties and liquidating inventories to generate cash. The decrease in the gross profit margin was also affected by lower gross profit margins on the sales of whole aircraft and engines of 11.8% as compared to 28.3% in 1999, reflecting deteriorated market conditions as discussed above and the Company's continuing efforts to reposition its lease portfolio. Gross profit margins, before inventory write-down, in the Company's Airframe, Avionics and Rotables and Defense segments were relatively unchanged at 25.8% and 35.5%, respectively for the year ended December 31, 2000 as compared to 25.5% and 35.4%, respectively for the year ended December 31, 1999.

         For the year ended December 31, 2000, the Company recorded an inventory write-down of $45.5 million. The write-down was taken as a result of a rapid decline in the value of the Company's inventory due to several significant changes in the commercial aviation market and specifically in the commercial aviation aftermarket industry. Most notably, during the latter part of 2000 and continuing into 2001, some of Kellstrom's competitors experienced significant financial difficulties. These companies were forced to liquidate inventories in order to generate the necessary cash to reduce debt levels. As a result of these factors, certain of Kellstrom's inventory was affected by a rapid decline in pricing and increases in the supply of those inventory types. Additionally, according to reports by a few large airlines, during the first quarter of 2001, the airline industry has begun to experience a slowdown in overall traffic, which the Company's management believes has reduced demand for certain of aftermarket parts. As a result of these market factors, demand for certain of the Company's inventories decreased below anticipated levels which caused a reduction in the time period over which Management was willing to hold such inventories.

         Depreciation of equipment under operating leases decreased by 33.4% to $18.1 million for the year ended December 31, 2000 as compared to $27.1 million for the year ended December 31, 1999. Gross profit margin on rental revenues decreased to 16.8% in 2000 from 35.5% in 1999. The decrease in depreciation of equipment under operating leases was primarily due to the decrease in the Company's aircraft and engine lease portfolio. The decrease in gross profit margin was primarily due to the impact of depreciation expense incurred in connection with higher levels of idle equipment.

         Selling, general and administrative expenses increased by 19.7% in 2000 as compared with 1999. As a percentage of total revenues, selling, general and administrative expenses increased to 13.9% in 2000 as compared with 12.4% in 1999. The increase in selling, general and administrative expenses was primarily due to (i) the Company's continued investment in personnel and facilities for the Defense, Commercial Engine Parts and Airframe Avionics and Rotables segments, (ii) increased bad debt expense as the Company's revenues and customer base continues to grow coupled with the financial difficulties encountered by participants in the industry, (iii) increased expenses associated with the Company's marketing efforts to develop nose-to-tail inventory management programs and (iv) the acquisitions of Certified and AVSDC and the integration of such businesses into Kellstrom.

         During the fourth quarter of 2000, the Company initiated the restructuring of its operations in conjunction with the acquisition of the parts business of AVSDC. The Company is reorganizing from four product-oriented divisions to two customer/market focused business units; the Commercial business unit and the Defense business unit. In connection with the restructuring plan, the Company eliminated approximately 220 positions. Additionally, the Company is actively pursuing the disposition of seven facilities, which are either owned or leased by the Company. The Company will move all inventory and most of its operations into the new 545,000 square foot facility in Miramar, Florida which was leased as part of the acquisition of the parts business of AVSDC. As a result of this initiative, the Company recorded restructuring and other charges of $3.0 million primarily related to facilities closure costs and personnel severance costs. In addition, the company recorded an impairment charge in connection with the write-down of certain equipment held for lease and certain other long lived assets. The total amount of the impairment charge recorded for the year ended December 31, 2000 was $5.5 million.

         Depreciation and amortization expense increased by 27.1% to $6.9 million for the year ended December 31, 2000 as compared to $5.4 million for the year ended December 31, 1999. The increase in depreciation and amortization expense was primarily due to amortization of goodwill related to the Company's recent acquisitions and increased depreciation expense associated with the Company's investment in facilities and infrastructure during 1999 and 2000.

         Interest expense (net of interest income) increased by 24% to $26.4 million for the year ended December 31, 2000 as compared to $21.3 million for the year ended December 31, 1999. The increase in interest expense was primarily driven by increases in interest rates throughout 2000. In addition, the increase in interest expense was affected by an increase in the Company's average debt levels during 2000, resulting from the acquisitions completed in 1999 and 2000.

         The Company's effective tax rate for the year ended December 31, 2000 was relatively unchanged at 37.4% as compared to 37.6% for the year ended December 31, 1999.

         Net loss before extraordinary items for the year ended December 31, 2000 was $30.0 million as compared to net income of $20.5 million for the year ended December 31, 1999. Basic loss before extraordinary items per common share was $2.52 for the year ended December 31, 2000 as compared to basic earnings before extraordinary items per common share of $1.73 for the year ended December 31, 1999. Diluted loss before extraordinary items per common share was to $2.52 for the year ended December 31, 2000 as compared to diluted earnings before extraordinary items per common share of $1.48 for the year ended December 31, 1999. The Company expects to continue to incur losses for at least the first half and for the full year of fiscal 2001.

         During the year ended December 31, 2000, the Company prepaid $11.3 million of senior subordinated notes held by Equitable Life Assurance Society of the United States. In connection with prepaying the Equitable notes, the Company recorded an extraordinary charge of approximately $2.2 million before taxes. The extraordinary expense included prepayment penalties of approximately $0.9 million and the write-off of unamortized deferred finance costs.

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

         Other charges for 1999 reflect a $2.2 million charge to fulfill the Company's obligation under the settlement of a lawsuit brought by the Estate of a late Director of the Company, with respect to, among other things, a claim alleging entitlement to a stock option grant in late 1996, and for accrued legal expenses incurred in connection with the settlement.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, the Company's liquidity and capital resources included working capital of $98.3 million. At December 31, 2000, total outstanding debt, including capital lease obligations, was $352.3 million as compared to $326.1 million as of December 31, 1999. As of December 31, 2000, the outstanding principal balance on the Company's Convertible Subordinated Notes was $140.3 million and the Company had contractual lines of credit totaling up to $256.7 million, of which $173.7 million was outstanding and $28.5 million was available based on borrowing base limitations.

         The Company maintains a $256.7 million syndicated Senior Credit Facility with Bank of America, N.A. (formerly NationsBank, N.A.) ("Bank of America") as the agent bank, consisting of a $250.0 million revolving credit facility and a letter of credit in the amount of up to $6.7 million, with an option by the Company to increase the revolving credit facility by an additional $50.0 million for a total of $306.7 million throughout the term, subject to the approval of Bank of America and the satisfaction of certain conditions. The credit facility bears interest ranging from prime rate plus 0 to 50 basis points, or at the Company's option, LIBOR plus 150 to 250 basis points. The letter of credit component of the $256.7 million syndicated credit facility was specifically committed to the permanent financing of the Company's former headquarters. The $6.7 million financing was completed by the Company on February 22, 1999.

         Effective November 13, 2000, the Company sold $30.0 million Key Notes and warrants. The Key Notes are due on November 13, 2007, bear interest at 13% and are subordinated to the Company's Senior Credit Facility. In connection with the sale of the Key Notes, the Company issued warrants to purchase 368,381 shares of the Company's Common Stock for $0.01 per share which are still outstanding at December 31, 2000. The warrants are immediately exercisable and expire on November 13, 2007.

         Approximately $12.7 million of the proceeds from the sale of the Key Notes and warrants was used to prepay the Company's 11 3/4% senior subordinated notes held by The Equitable Life Assurance Society, of which $5.0 million in principal was due in January 2002, $5.0 million in principal was due in January 2003 and $1.25 million in principal was due in January 2004.

         The $140.3 million aggregate principal balance of the Convertible Subordinated Notes is due for repayment in 2002 and 2003. Based on the Company's expectations regarding the prospects of its industry and the general economic outlook for the foreseeable future, the Company does not currently believe that it will have sufficient available liquid resources to repay the principal balance of the Convertible Subordinated Notes at maturity in October 2002 ($54.0 million) and June 2003 ($86.3 million). Other than cash flow from operations, the Company's primary source of cash is its Senior Credit Facility. The commitments under the Senior Credit Facility expire on the earlier of December 14, 2003 or six months before the first maturity of the Convertible Subordinated Notes if the Company has not secured a commitment to refinance the Convertible Subordinated Notes satisfactory to the lenders under the Senior Credit Facility. Furthermore, the Senior Credit Facility prohibits prepayment of the Convertible Subordinated Notes. In addition, the Company believes that there is uncertainty regarding its ability to refinance the Convertible Subordinated Notes. If the Company defaults on the Convertible Subordinated Notes, indebtedness that ranks senior in right of payment to the Convertible Subordinated Notes, which as of December 31, 2000 aggregated $203.7 million, would come due and would need to be paid in full before any payment could be made on the Convertible Subordinated Notes. In addition, as of December 31, 2000, the Company had approximately $58.0 million of subsidiary liabilities, including trade payables, that would need to be paid in full before any payment could be made on the Convertible Subordinated Notes. The Company's ability to repay or refinance any Convertible Subordinated Notes and to meet its other financial obligations, depends on the availability of new sources of funding, which will in turn depend on the Company's operating performance, the state of the financial markets and other factors at the time that the Company wants to repay or refinance these outstanding notes. Accordingly, the Company makes no assurance that it will be able to meet its obligations to repay or refinance the Convertible Subordinated Notes when they become due. If the Company is unable to repay or refinance the Convertible Subordinated Notes, the Company will be forced to adopt an alternative strategy that may include actions such as reducing or delaying planned acquisition activity, selling assets, restructuring or refinancing its indebtedness or seeking additional capital.

         To refinance and extend the maturity of the Convertible Subordinated Notes, the Company has commenced an exchange offer for all $54 million of its outstanding 5 3/4% Notes and all $86.3 million of its outstanding 5 1/2% Notes. Under the offer, holders can elect to exchange their Convertible Subordinated Notes for either new 8 1/2% senior subordinated notes due 2008 or new 6% convertible subordinated notes due 2008 (collectively, the "New Notes"). Holders will receive $1,000 principal amount of New Notes for each $1,000 principal amount of their Convertible Subordinated Notes, and will receive accrued and unpaid interest on their Convertible Subordinated Notes in cash. While the Company commenced the exchange offer for the Convertible Subordinated Notes on March 8, 2001, there can be no assurance that the exchange offer will be successful. If the exchange offer is successful, the Company's interest cost will increase.

         The Company is highly leveraged. Furthermore, the Company's liquidity and ability to meet its obligations as they become due in 2001 are subject to, among other things, continued access to the senior secured revolving credit facility and compliance with the terms and covenants of the Company's debt agreements. The Company's senior debt requires it to maintain specified financial ratios and satisfy certain financial tests. At December 31, 2000, the Company was not in compliance with the financial covenants relating to net worth, debt to EBITDA, fixed charge coverage and net income contained in the Senior Credit Facility and the Key Notes. The Company has obtained waivers from its lenders for its non-compliance as to prior periods. In addition, the Company has amended the financial covenants under its Senior Credit Facility and Key Notes for future periods. While no assurance can be made, the Company believes it will comply with the new covenants under the Senior Credit Facility and the Key Notes. If the Company subsequently believes it will not continue to comply with such covenants, the Company will seek an appropriate waiver or amendment from the lenders thereunder. There can be no assurance that the Company will be able to obtain such waiver or amendment on acceptable terms or at all. A breach of any of the financial covenants in the Company's debt instruments could result in a default under these debt instruments. Upon the occurrence of an event of default under the senior debt, the respective lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. Substantially all of the Company's assets are pledged as collateral security for the Senior Credit Facility. If the Company were unable to repay all outstanding amounts under its senior debt, the lenders could proceed against the collateral granted to them to secure that indebtedness, and any proceeds realized upon the sale of this collateral would be used first to satisfy all amounts outstanding under the Company's Senior Credit Facility, and thereafter, any of the Company's other liabilities. In addition, the Company may be prevented from making new borrowings or drawing down further on its Senior Credit Facility.

         Cash flows provided by operating activities for the year ended December 31, 2000 was $25.1 million compared with $48.6 million used in operating activities for the year ended December 31, 1999. The primary sources of cash from operating activities were a net loss of $31.3 million, adjusted for non-cash expenses related to depreciation and amortization of $27.0 million and a write-down of inventory and impairment of equipment under lease of $50.6 million. In addition, cash flows provided by operating activities included reductions in equipment under lease of $5.1 million and increases in accounts payable and accrued expenses of $15.3 million. The primary uses of cash for operating activities were increases in inventories and accounts receivables of $23.0 million and $4.0 million, respectively.

         Cash flows used in investing activities for the year ended December 31, 2000 was $41.0 million compared with $36.1 million for the year ended December 31, 1999. The primary uses of cash for investing activities were acquisitions of $28.2 million, earn-out payments of $3.6 million, and purchases of property, plant and equipment of $6.9 million.

         Cash flows provided by financing activities for the year ended December 31, 2000 was $15.7 million compared with $83.9 million for the year ended December 31, 1999. The primary sources of cash from financing activities were the proceeds from the issuance of the Key Notes of $30.0 million and an increase in borrowings under the Company's line of credit agreement of $1.3 million. The primary uses of cash for financing activities were for the repayment of debt of $14.3 million which was mainly the prepayment of the senior subordinated notes held by Equitable Life Assurance Society of the United States.

         As previously noted, the Company acquired the aircraft and engine parts resale business of AVS, which had been operated through AVSDC. Also, in connection with the acquisition, the Company and AVS established the JV, an off-balance sheet joint venture which acquired substantially all of the inventory of AVSDC. The acquisition and other transaction costs incurred were financed by the Company through a combination of funding from its Senior Credit Facility and the Key Notes after the prepayment of the 11 3/4% senior subordinated notes held by the Equitable Life Assurance Society. In connection with the purchase of assets, the Company entered into a lease with AVSDC pursuant to which the Company agreed to lease certain furniture, fixtures and equipment of AVSDC for a period of one year at a monthly rental rate of approximately $77,000. Kellstrom has the option to purchase the FF&E at any time during the term and for a period of sixty days thereafter and AVSDC may require Kellstrom to purchase the FF&E at any time during the sixty days following the term, in each case, for a purchase price of approximately $7.7 million. Kellstrom may defer its obligation to purchase the FF&E (and extend the term of the lease) for up to six months under certain circumstances.

         As previously discussed, in connection with the AVSDC acquisition, the Company is moving all inventory and most of its operations to the Miramar facility. At December 31, 2000, the Company had four properties with a net book value of $19.9 million held for sale.

         The purchase of the AVSDC inventory was funded by the JV through the Senior Credit Facility provided by Bank of America and through seller-financing. Each of AVS and the Company have agreed to share equally the operational expenses of the JV beyond the amount which the JV is permitted to pay under its senior credit facility. AVS and the Company posted letters of credit in favor of Bank of America as agent under the JV senior credit facility, in the amounts of $8.5 million and $6.5 million, respectively. The letters of credit may be drawn upon by Bank of America if there shall occur an event of default under the JV senior credit facility.

         To provide the Company with greater flexibility in connection with the integration of the AVSDC business, four investors (the "LOC Lenders") posted letters of credit in the aggregate amount of $8.0 million for the benefit of Bank of America, as agent under the Company's Senior Credit Facility. Under the original terms of this agreement Bank of America had the right to draw upon the letters of credit in the event that the Company defaulted under its Senior Credit Facility. Because the Company was not in compliance with the financial covenants contained in its Senior Credit Facility for the fiscal year ended December 31, 2000, Bank of America is presently entitled to draw down on the letters of credit. The letters of credit by their terms expire on June 1, 2001. The Company is presently in discussions with the LOC Lenders to extend the expiration of the letters of credit. The Company believes that Bank of America will draw on such letters of credit prior to their expiration if the maturities of such letters of credit are not extended or the Company's headquarters facility in Sunrise, Florida is not sold prior to expiration of the letters of credit. The amounts of such draws are deemed term loans from the LOC Lenders to the Company and bear interest at the rate of 18% per annum until paid. Such term loans mature upon the earlier to occur of December 1, 2001 or the sale by the Company of its headquarters facility; provided, however, that the Company is not obligated to repay the principal of any such term loans until the sale of its Sunrise facility is completed. In the event that a sale of the headquarters facility is not completed by the time a draw has been made on the letters of credit, the LOC Lenders have the right to acquire the Company's Sunrise facility and lease such facility to the Company.

         The LOC Lenders are entitled to receive warrants to purchase 20,000 shares of common stock of the Company for each month that the letters of credit remain outstanding up to an aggregate of 120,000 shares. The exercise price of such warrants will be the higher of (i) the unweighted average of the closing price per share for the twenty consecutive trading days prior to the date of issuance, and (ii) the closing price of the Company's common stock on the date of issuance. All warrants issued to the LOC Lenders are exercisable at any time within five years after the applicable date of issuance. As of December 31, 2000, the LOC Lenders have received warrants to purchase 40,000 shares of Common Stock with an exercise price of $3.59 per share.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June, 1998 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

         In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements" which establishes criteria for revenue recognition and disclosure. The Company adopted the provisions of SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

         In March 2000, the FASB issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 clarifies the application of APB No. 25, "Accounting for Stock Issued to Employees." The provisions of FIN No. 44 are effective July 1, 2000. The adoption of FIN No. 44 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness outstanding under the Company's $256.7 million senior credit facility. The senior credit facility, which expires in 2003, bears interest at the bank's prime rate plus 0-50 basis points or, at the Company's option, LIBOR plus 150-250 basis points. These variable interest rates are subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At December 31, 2000, the Company had approximately $173.7 million in variable rate indebtedness outstanding under the credit facility, representing approximately 50% of the Company's total debt outstanding, at an average interest rate of 9.21% as of December 31, 2000. An increase in interest rates by 1% would have a $1.1 million annual impact on net income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial statements for the years ended December 31, 2000, 1999 and 1998, and the respective notes thereto, are set forth elsewhere in this report. An index of these financial statements appears in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company, their ages and their position with the Company are as follows:

Name                                                Age                Position
----                                                ---                --------

Yoav Stern                                          47                 Chairman

Zivi R. Nedivi                                      42                 President, Chief Executive Officer and
                                                                       Director

D. Scott Kalister                                   47                 Chief Operating Officer

John S. Gleason                                     51                 Executive Vice President

Fred von Husen                                      55                 Executive Vice President

Paul F. Steele                                      41                 Senior Vice President

Robert V. Hogan                                     45                 Senior Vice President

Moti Markowicz                                      47                 Senior Vice President

Michael Navon                                       39                 Senior Vice President

Jack Portlock                                       44                 Senior Vice President

Michael Olesik                                      44                 Senior Vice President

Tamara M. Christen                                  39                 Senior Vice President

Lance Berberian                                     38                 Senior Vice President and
                                                                       Chief Information Officer

Oscar E. Torres                                     30                 Chief Financial Officer

Admiral William J. Crowe, Jr.                       76                 Director

Niv Harizman                                        36                 Director

David Jan Mitchell                                  39                 Director

Ted S. Webb, Jr.                                    71                 Director

YOAV STERN is the Chairman of the Board, an executive officer and a director of the Company. Mr. Stern was a founder of the Company, and has been a director of the Company since its inception. From the Company's inception until June 1995, Mr. Stern was the Co-Chief Executive Officer and Co-President of the Company. Since August 1995, Mr. Stern has been a director and member of the executive committee of Bogen Communications International, Inc. ("Bogen"), a company engaged in the digital voice processing business whose shares are traded on the Nasdaq National Market, and since November 1997, Mr. Stern has served as Co-Chairman of Bogen. Prior to August 1995, Mr. Stern was a Co-Chief Executive Officer of Bogen's predecessor company. Earlier, until 1994, Mr. Stern was President and a director of WordStar International, Inc. (NYSE: TLC), and Vice President of Business Development of Elron Electronic Industries Ltd. (NASDAQ:
ELRNF). Mr. Stern previously served in the Israeli Air Force for ten years as an F-15, A-4, Mirage and Kfir fighter pilot, avionic systems officer, commander of Operational Training Unit and a Deputy Squadron Commander. Mr. Stern earned a Practical Engineering Diploma (magna cum laude) in Advance Mechanics and Automation from ORT Technological College, Israel, graduated from the Israel Air Force Academy and earned a B.S. degree (magna cum laude) in Mathematics and Computer Science from Tel Aviv University.

ZIVI R. NEDIVI has been the Chief Executive Officer, President and a director of the Company since June 1995. Mr. Nedivi founded the predecessor of the Company in 1990 and served as its President and Chief Executive Officer. Mr. Nedivi sold such predecessor company to Rada Electronic Industries Ltd. ("Rada"), a public company traded on the Nasdaq National Market which is engaged in the business of avionics for the commercial and military aviation industries in 1993 and served as a Corporate Vice President of Rada from September 1994 until June 1995. From October 1984 to September 1990, Mr. Nedivi was co-founder and General Manager of Maakav Ltd., a private aviation management company based in Israel. Maakav represented certain American companies in Israel, including companies active in the distribution of aircraft parts. Mr. Nedivi also serves as a director of Bogen Communications International, Inc., a company engaged in the digital voice processing business (NASDAQ: BOGN). A graduate of the Israel Air Force Academy, Mr. Nedivi served in the Israel Air Force as an F-15 fighter pilot for seven years and held the rank of Major. He also served as a Human Engineering Consultant to Israel Aircraft Industries Ltd. on the Lavi fighter aircraft program. Mr. Nedivi studied at the Hebrew University, Tel-Aviv University and CA Coast University, and holds a Bachelors degree in Business Administration.

D. SCOTT KALISTER has served as Chief Operating Officer of the Company since November 2000. From January 1995 until November 2000, Mr. Kalister held various Vice President positions with Raytheon Aircraft Company ("Raytheon") including Vice President of Customer Support, Marketing and International Sales. From 1978 until 1994, Mr. Kalister served in various positions with Beech Aircraft Company ("BAC") and its sales and service subsidiaries, including Vice President of Corporate Marketing for United Beechcraft and Vice President/General Manager of Hangar One, Inc. Mr. Kalister earned his undergraduate degree in Finance and Economics and an M.B.A from Oklahoma State University.

JOHN S. GLEASON has served as one of the Executive Vice Presidents of the Company since January 1997. From July 1997 until March 1999, Mr. Gleason served as a director of the Company, and from July 1995 until October 1997, Mr. Gleason served as Chief Financial Officer of the Company. From October 1997 until March 1999, Mr. Gleason served as President of Kellstrom Commercial Aircraft, Inc., a wholly owned subsidiary of the Company. From January 1986 until July 1995, Mr. Gleason served as the Vice President of Finance of International Aircraft Support L.P. ("IASI"), a seller of new and used aircraft engine parts. Mr. Gleason was also responsible for buying, selling and leasing IASI's commercial jet engines on a worldwide basis, as well as the procurement of jet engine inventory consignment arrangements. The Company acquired the assets of IASI in January 1997. Mr. Gleason is a Certified

Public Accountant and earned a B.B.A. degree from Florida Atlantic University in 1971.

FRED VON HUSEN has served as one of the Executive Vice Presidents of the Company since January 1997. From 1987 to January 1997, Mr. von Husen was IASI's President and Chief Executive Officer. Mr. von Husen has 35 years of experience in the aviation industry, primarily in engine and aircraft maintenance and financial and organization management. Prior to joining IASI, he served as Senior Vice President of Operations and earlier as Vice President of Technical Services at AirCal, a passenger airline based in California. Mr. von Husen also spent 17 years at United Airlines in various positions including engine maintenance, engineering, corporate and financial planning. Mr. von Husen received a B.S.B.A. degree in organization management and finance from the College of Notre Dame.

PAUL F. STEELE has served as one of the Senior Vice Presidents of the Company since 1997. From 1995 until 1997, Mr. Steele was a Vice President of the Company. From 1994 until 1995, Mr. Steele was the Vice President of Purchasing for the predecessor of the Company, and from 1993 until 1994, Mr. Steele served as a Director of Operations of such company. Prior to 1993, Mr. Steele held the position of Vice President of Technical Sales at The AGES Group, a subsidiary of Volvo Flygmotor and supplier of commercial aircraft engines. Mr. Steele graduated from Bolton Street College, Dublin.

ROBERT V. HOGAN has served as one of the Senior Vice Presidents of the Company and General Manager of the Company's Commercial Engine Parts Division since October 1999. From 1995 to 1999, Mr. Hogan held various positions with AAR Corporation including Vice President of P&W Large Commercial Products. Prior to joining AAR, Mr. Hogan spent 15 years with Pratt & Whitney at various positions including Manager of P&W's High Thrust Engine Product Line. Mr. Hogan also served in the U.S. Navy and logged nearly 2,000 flight hours in P3-B & C aircraft and is a Vietnam era veteran. Mr. Hogan holds an Associate in Science Degree in Business Management from Post College and a Bachelor of Science Degree from Teikyo Post University. Mr. Hogan attended the Hartford Graduate Center's Executive Masters Degree Program (EMP) for his Master of Science in Management.

MOTI MARKOWICZ has served as one of the Senior Vice Presidents of the Company since January 1999, and as a General Manager of the Company's Certified Division since April 1999. From September 1997 until January 1999, Mr. Markowicz served as an Executive Vice President of Aero Support Holdings, Inc., a wholly owned subsidiary of the Company, and from 1985 until September 1997, as an Executive Vice President of Aero Support USA Inc. ("Aero Support"). The assets of Aero Support were acquired by the Company in September 1997. Mr. Markowicz received a B.S. in Electrical Engineering from Polytechnic University and an M.B.A. from New York Institute of Technology.

MICHAEL NAVON has served as one of the Senior Vice Presidents of the Company since January 1999, and as a General Manager of the Company's Certified Division since April 1999. From September 1997 until January 1999, Mr. Navon served as an Executive Vice President of Aero Support Holdings Inc., and from 1989 until September 1997, Mr. Navon served in various positions with Aero Support. Mr. Navon received a B.S. in Marketing and an M.B.A. from Baruch.

JACK PORTLOCK has served as one of the Senior Vice Presidents of the Company since October 2000. From February 2000 until October 2000, Mr. Portlock served as the Vice President of Operations of the Company's Commercial Engine Business. From September 1997 until February 2000, Mr. Portlock served as the Company's Vice President of Inventory Control, and from August 1995 until September 1997 as the Chief Financial Officer of Aero Support. Mr. Portlock received a B.S. in Accounting from Farleigh Dickinson University and an M.B.A. in Finance from Fordham University.

MICHAEL OLESIK has served as one of the Senior Vice Presidents of the Company since December 2000. From December 1999 until December 2000, Mr. Olesik served as President of the Airframe division of

Aviation Sales Distribution Company. From August 1997 until November 1999, Mr. Olesik served as Senior Director of Technical Purchasing and Materials Management of Atlas Air, Inc. and from June 1996 until August 1997 as Vice President of Purchasing of AAR Allen Aircraft.

TAMARA M. CHRISTEN has served as one of the Senior Vice Presidents of the Company since March 2001. From May 1997 until March 2001, Ms. Christen served as Vice President-International Special Mission Sales with Raytheon Aircraft Company. From January 1984 until May 1997, Ms. Christen held various positions with McDonnell Douglas Corporation including Area Director, Europe and CIS, Commercial Marketing. Ms. Christen earned her undergraduate degree in Industrial Engineering from Purdue University and her M.B.A. from Pepperdine University.

OSCAR E. TORRES has served as the Chief Financial Officer of the Company since February 2000. From January 1999 until February 2000, Mr. Torres served as the Company's Vice President of Finance and Corporate Controller. Prior to joining the Company, Mr. Torres was a Manager at KPMG LLP at which he held various positions since July 1993. Mr. Torres is a Certified Public Accountant licensed in Florida and earned his undergraduate degree in Accounting from Florida International University in 1991 and an M.B.A. from the University of Miami in 1992.

LANCE BERBERIAN has served as one of the Senior Vice Presidents of the Company and Chief Information Officer since January 2000. From 1997 to 1999, Mr. Berberian was Chief Information Officer at Interim Healthcare. Prior to joining Interim, Mr. Berberian also spent three years at Corning Clinical Laboratories as Chief Information Officer. Mr. Berberian received a B.A. degree in Business Administration from Thomas Edison State College in New Jersey.

ADMIRAL WILLIAM J. CROWE, JR. has served as a director of the Company since March 1999. From 1985 until 1989, Admiral Crowe held the position of Chairman of the Joint Chiefs of Staff under Presidents Reagan and Bush. After retirement from the military in 1989, Admiral Crowe was a Counselor at the Center for Strategic and International Studies in Washington and a Professor of Geopolitics at the University of Oklahoma. He served as Chairman of the President's Foreign Intelligence Advisory Board from 1993 to 1994, and from 1994 until 1997, Admiral Crowe served as U.S. Ambassador to the United Kingdom and Northern Ireland. Admiral Crowe has previously served as a director of several public companies, including Pfizer, Norfolk & Southern, Merrill Lynch, Texaco and General Dynamics, and currently serves as a director of several private companies. From 1997 until 1999, Admiral Crowe served as a part-time professor at George Washington University. Admiral Crowe currently serves as a part-time professor at the United States Naval Academy, and as a senior advisor to Global Options L.L.C. Admiral Crowe is a graduate of the United State Naval Academy, and received an M.A. in Education from Stanford University and a Ph.D. in Politics from Princeton University.

NIV HARIZMAN has served as a director of the Company since December 1997. Mr. Harizman has been a Director in the Mergers and Acquisitions group of Credit Suisse First Boston since May 2000. Prior to Credit Suisse First Boston, Mr. Harizman served as a Director at Deutsche Banc Alex. Brown and its predecessor, BT Alex. Brown Incorporated, from January 1998 to May 2000. From June 1996 until January 1998, Mr. Harizman was a Vice President with BT Alex. Brown and its predecessor, BT Securities, the investment banking arm of Bankers Trust. He started with Bankers Trust in 1995. While at BT Alex. Brown, he advised companies in a broad range of manufacturing and service industries in their merger and acquisitions activities and helped clients finance targeted acquisitions. Prior to working at BT Alex. Brown, from 1994 until 1995, Mr. Harizman was a member of the mergers and acquisitions group at the investment banking firm of Wasserstein Perella & Co. Prior to working at Wasserstein Perella & Co., Mr. Harizman was an investment analyst for Henry Crown and Company, a Chicago based investment firm. Mr. Harizman received a B.B.A. in Finance from the College of Business

Administration at the University of Texas at Austin, and an M.B.A. with a specialization in Finance from the University of Chicago Graduate School of Business.

DAVID JAN MITCHELL has served as a director of the Company since December 1993. Since January 1991, Mr. Mitchell has been the President of Mitchell & Co., Ltd., a merchant banking company founded by him. Since March 1998, Mr. Mitchell has served as the Chairman of Empire Direct, a direct marketing and finance company that is an equity partner of the Fingerhut Companies, a division of Federated Department Stores. Mr. Mitchell also serves as Chief Executive Officer of Bion Environmental Technologies, an environmental technology firm and is the immediate past President of AmeriCash, a national network of ATM Machines, which was sold to American Express. From April 1988 to December 1990, Mr. Mitchell was a Managing Principal and a Director of Rodman & Renshaw, Inc., a publicly held investment banking and brokerage firm. From March 1985 to April 1988, he was a Managing Director of Laidlaw Adams & Peck Inc., also an investment banking and brokerage firm. From April 1984 to March 1985, Mr. Mitchell was a Senior Vice President of Cralin & Co., an investment banking and brokerage firm and, from March 1981 to August 1984, he was a Vice President at Bear Sterns & Co. From September 1979 to February 1981 he was employed at Oppenheimer & Co.

TED S. WEBB, JR. has served as a director of the Company since March 2001. From 1955 until 1989, Dr. Webb held various positions with General Dynamics, Fort Worth Division, including Vice President Research and Engineering from 1974 to 1980 and Vice President, F-16 Programs from 1980 to 1989. Since retirement in 1989, Dr. Webb has been active in numerous educational, civil and charitable endeavors and has served as a consultant for many organizations. From 1989 to 1998, Dr. Webb served as a director of Lear Astronics in Santa Monica, California. Dr. Webb received a B.S. degree in Physics from the University of Oklahoma and a Ph.D. in Physics from the California Institute of Technology.



            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Exchange Act requires the Company's executive officers, directors and beneficial owners of more than 10% of a class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during its most recent fiscal year, except for three reports on Form 3 filed by Jack Portlock, Michael Olesik and D. Scott Kalister and three reports on Form 4 disclosing transactions filed by Robert Hogan (three transactions), Lance Berberian (three transactions) and Michael Navon (one transaction), the Company believes that during the year ended December 31, 2000, all reporting persons timely complied with all filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

     The Company's Compensation Committee, which was formed in 1998, consists of Niv Harizman and David Jan Mitchell. There were no interlocks with other companies within the meaning of the Commission's proxy rules during 2000.

COMPENSATION TABLES

     The following table summarizes the aggregate compensation paid during each of the years ended December 31, 1998, 1999 and 2000 to the Company's Chief Executive Officer (the "CEO") and the Company's four most highly compensated executive officers other than the CEO in 2000. The CEO and such other executive officers are sometimes referred to herein as the "Named Executives."

                           SUMMARY COMPENSATION TABLE


                                                                                                         Long-Term
                                      Annual Compensation                                               Compensation
                            ------------------------------------------                    --------------------------------------
                                                                                             Securities
Name and Principal                                                                        Underlying Options      All Other
Position                                                                Other Annual              (#)           Compensation($)
------------------          Year            Salary ($)       Bonus ($)  Compensation      ------------------   -----------------
                            -----           ----------       ---------  ------------

Zivi R. Nedivi (1),         1998            480,000          720,000           *                283,000(2)          8,057(3)
Chief Executive             1999            480,000          157,736           *                     --            56,947(3)
Officer, President and      2000            480,000               --           *                     --            64,767(3)
Director


Yoav Stern (1)(4),          1998                 --               --           *                283,000(2)             --
Chairman                    1999            360,000          157,736           *                     --            56,740(3)
                            2000            480,000               --           *                     --            55,116(5)


John S. Gleason,            1998            225,000          187,500           *                115,000(6)         11,250(7)
Executive                   1999            240,000           41,077           *                     --            61,292(8)
Vice President              2000            259,500               --           *                     --            59,258(9)




Fred von Husen,             1998            200,000          150,000           *                 55,000            10,000(7)
Executive                   1999            220,000           36,148           *                     --            11,000(7)
Vice President              2000            240,000               --           *                     --            12,000(7)



Paul Steele, Senior         1998            180,000          105,000           *                 17,000            16,000(7)
Vice President              1999            200,000          105,000           *                     --            16,000(3)
                            2000            210,249               --           *                     --            12,000(3)

--------------------------
 * Value of perquisites and other personal benefits paid does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the executive officer.

(1) Messrs. Nedivi and Stern owned interests in a company which until March 30, 1999 provided certain merger, acquisition and financial advisory services to the Company pursuant to an engagement letter agreement under which it received a retainer and was entitled to certain transaction fees under certain circumstances. Amounts reported exclude amounts paid to such Company.

(2) Includes an option to purchase 176,000 shares, originally granted in 1997 and repriced (and vesting schedule extended) as of October 8, 1998.

(3)  Consisting of a life insurance premium.

(4)  Mr. Stern became an executive officer of the Company in March 1999.

(5) Includes $52,625 for life insurance and a $2,491 for matching contribution to 401(k) savings plan.

(6) Includes an option to purchase 65,000 shares, originally granted in 1997 and repriced (and vesting schedule extended) as of October 8, 1998.

(7)  Consisting of a contribution to an employee-directed investment fund.

(8) Includes $38,756 for life insurance and a $12,000 contribution to an employee-directed investment fund.

(9) Includes $41,523 for life insurance, $1,199 matching contribution to 401(k) savings plan and a $6,000 contribution to an employee-directed investment fund.



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     No options or stock appreciation rights were granted to the Named Executives in the fiscal year ended December 31, 2000.

     The following table sets forth information concerning the value realized by the Named Executives upon exercise of stock options during the fiscal year ended December 31, 2000, and the value of unexercised stock options held by the Named Executives at December 31, 2000.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES(1)

                        Shares          Value      Number of Securities Underlying      Value of Unexercised
                      Acquired on     Realized      Unexercised Options At Fiscal      In-The-Money Options At
Name                 Exercise (#)        ($)               Year-End (#)                  Fiscal Year-End ($)
----                 ------------     --------    -------------------------------   -----------------------------
                                                  EXERCISABLE      UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE

Zivi R. Nedivi            --            --          677,000             --               --              --

Yoav Stern                --            --          677,000             --               --              --

John S. Gleason           --            --          119,999           55,001             --              --

Fred von Husen            --            --           96,666           38,334             --              --

Paul Steele               --            --           81,668           17,000             --              --

---------

(1)  No stock appreciation rights are held by any of the Named Executives.

COMPENSATION OF DIRECTORS

     All directors are reimbursed for out-of-pocket expenses incurred in attending Board meetings or for otherwise acting on behalf of the Company. Messrs. Nedivi and Stern did not receive any compensation for service as directors of the Company beyond that paid to them under their respective Employment Agreements on account of their services as executive officers of the Company. During 2000, except for Admiral Crowe who received $25,000, the other directors did not receive any compensation for service as directors of the Company.

EMPLOYMENT AGREEMENTS

     Nedivi Employment Agreement. The Company entered into an Employment Agreement with Mr. Nedivi, effective as of March 30, 1999 and amended as of December 27, 1999 and December 12, 2000, pursuant to which Mr. Nedivi is employed as the Company's President and Chief Executive Officer. The Employment Agreement provides for the employment of Mr. Nedivi through December 31, 2004, at an annual base salary of $480,000, subject to annual review and upward adjustment, and a bonus of between $0 and an amount equal to 150% of (i) in the case of the calendar year ending December 31, 2000, the then-current salary,
(ii) in the case of the calendar year ending December 31, 2001, an amount equal to $720,000 and (iii) in the case of any subsequent calendar year, an amount determined by the board of directors or Compensation Committee thereof but not less than the annual base salary as of December 31 of the fiscal year, based upon the Company's net income during each calendar year in relation to the Company's target net income, as determined in advance by the Compensation Committee, for such year. In addition, the Employment Agreement provides that Mr. Nedivi will be paid severance equal to two years of the then-current base salary, plus an amount equal to the bonus paid to Mr. Nedivi on account of each of the two then-preceding calendar years, if employment is terminated without cause. Under the Employment Agreement, Mr. Nedivi may not compete with the Company during the term of the Agreement or for three years following termination other than involuntary termination or termination by Mr. Nedivi for good reason (as defined therein). Under the terms of the Employment Agreement, the Company continues to pay the premium on a life insurance policy on the life of Mr. Nedivi which had been maintained by the Company and transferred to Mr. Nedivi.

     Stern Employment Agreement. The Company entered into an Employment Agreement with Mr. Stern, effective as of March 30, 1999 and amended as of March 31, 1999, December 27, 1999 and December 12, 2000, pursuant to which Mr. Stern is employed as the Company's Chairman through December 31, 2004, on substantially the same terms as those included in the Employment Agreement with Mr. Nedivi. Under the terms of such Employment Agreement, Mr. Stern is responsible for the development and implementation of the strategic plans for the growth and development of the Company's business and operations, including overseeing all aspects of the Company's mergers and acquisitions activities (including, without limitation, analyzing, structuring, negotiating and effecting acquisitions and integrating newly acquired businesses with the Company's business and operations).

     Gleason Employment Agreement. The Company entered into an Amended and Restated Employment Agreement with Mr. Gleason, effective as of July 1, 2000, pursuant to which Mr. Gleason is employed as one of the Company's executive officers. The agreement, as amended, provides for the employment of Mr. Gleason through July 1, 2005, at an annual base salary of $265,000, subject to annual review and upward adjustment, and a bonus for the calendar year ending December 31, 2000 of between $0 and $187,500, and for such calendar year during the Employment Period (as defined therein) commencing with the year ending December 31, 2001, of between $0 and $205,000, based upon the net incomes of the Company and of the Company's Kellcad division during each calendar year in relation to the target net incomes of the Company and the Kellcad division, respectively, as determined in advance by the Compensation Committee, for such year. If Mr. Gleason's employment is terminated without cause, the employment agreement provides that Mr. Gleason will be paid a severance payment equal to four months of his base salary, provided that if termination is in connection with a change of control, Mr. Gleason will be paid an amount equal to twelve months of his base salary. A change of control is defined in the agreement as (i) any transaction which results in the stockholders of the Company immediately before the transaction ceasing to own at least 51% of the voting stock of the Company or of the entity which results from the transaction, (ii) a merger, consolidation or other transaction where the Company is not the surviving entity or (iii) a disposition of all or substantially all of the assets of the Company. Under the Employment Agreement, Mr. Gleason may not compete with the Company during the term of the Employment Agreement or for two years following termination other than involuntary termination or termination by Mr. Gleason for good reason (as defined therein). Under the terms of the Employment Agreement, the Company maintains a life insurance policy on the life of Mr. Gleason in the amount of $2 million, and transferred such policy without consideration to Mr. Gleason in January 1999 pursuant to the terms of the Employment Agreement.

     Von Husen Employment Agreement. The Company entered into an Employment Agreement with Mr. von Husen, effective as of October 25, 1996 and amended as of December 27, 1999, pursuant to which Mr. von Husen is employed as one of the executive officers of the Company. The agreement provides for the employment of Mr. von Husen through January 15, 2002, at an annual base salary of $190,000, subject to annual review and upward adjustment, and a bonus of between $0 and $135,000, based upon the Company's net income during each calendar year in relation to the Company's target net income, as determined in advance by the Compensation Committee, for such year. If Mr. von Husen's employment is terminated without cause, the Employment Agreement provides that Mr. von Husen will be paid severance payment equal to four months of his base salary, provided that if termination is in connection with a change of control (as previously defined), Mr. von Husen will be paid an amount equal to eight months of his base salary. Under the Employment Agreement, Mr. von Husen may not compete with the Company during the term of the Agreement or for two years following termination other than involuntary termination (in which case the non-compete period expires one year after termination), termination in the event of a change of control (in which case the non-compete period expires six months after termination) or termination by Mr. von Husen for good reason (as defined therein).

     Steele Employment Agreement. The Company entered into an Amended and Restated Employment Agreement with Mr. Steele, effective as of January 1, 2001, pursuant to which Mr. Steele is employed as one of the Company's executive officers. The agreement, as amended, provides for the employment of Mr. Steele through January 1, 2006, at an annual base salary of $241,000, subject to annual review and upward adjustment, and a bonus for such calendar year during the Employment Period (as defined therein) commencing with the year ending December 31, 2001, of between $0 and $150,000, based upon the net incomes of the Company and of the Company's Commerce division during each calendar year in relation to the target net incomes of the Company and the Commerce division, respectively, as determined in advance by the Compensation Committee, for such year. If Mr. Steele's employment is terminated without cause, the Employment Agreement provides that Mr. Steele will be paid a severance payment equal to six months of his base salary, provided that if termination is in connection with a change of control, Mr. Steele will be paid an amount equal to eight months of his base salary. A change of control is defined in the agreement as (i) any transaction which results in the stockholders of the Company immediately before the transaction ceasing to own at least 51% of the voting stock of the Company or of the entity which results from the transaction, (ii) a merger, consolidation or other transaction where the Company is not the surviving entity or (iii) a disposition of all or substantially all of the assets of the Company. Under the Employment Agreement, Mr. Steele may not compete with the Company during the term of the Employment Agreement or for two years following termination other than involuntary termination or termination by Mr. Steele for good reason (as defined therein).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 1, 2001 regarding the beneficial ownership of Common Stock by (i) each stockholder known to the Company to beneficially own more than five percent (5%) of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company named in the Summary Compensation Table which appears elsewhere in this Proxy Statement; and (iv) all directors and executive officers as a group. The percentage of beneficial ownership for each person or entity in the table is based on 11,910,981 shares of Common Stock outstanding as of March 1, 2001, including for each person or entity any shares of Common Stock which may be acquired by such person or entity within 60 days upon exercise of outstanding options, warrants or other rights to acquire shares of Common Stock.



                                                                    SHARES BENEFICIALLY OWNED
                                                                    -------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                            NUMBER        PERCENT
----------------------------------------                            ------        -------
Yoav Stern(2) .................................................     906,035       7.2%

Zivi R. Nedivi(3) .............................................     895,535       7.1%

David Jan Mitchell(4) .........................................     193,287       1.6%

John S. Gleason(5) ............................................     136,199       1.1%

Niv Harizman(6) ...............................................      56,000          *

Fred von Husen(7) .............................................      99,166          *

Ted Webb(8) ...................................................       6,000          *

Admiral William J. Crowe, Jr.(9) ..............................      33,000

Paul Steele(10) ...............................................      81,668          *

Chartwell Investment Partners(11) .............................     798,700       6.7%
       1235 Westlakes Drive, Suite 330
       Berwyn, PA 19312

Dimensional Fund Advisors, Inc.(12) ...........................     826,300       6.9%
         1299 Ocean Avenue, 11th Floor
         Santa Monica, CA 90401

All executive officers and directors as a group (8 persons)(13)
                                                                  2,627,869      18.8%

---------------------------

*    Less than 1%

(1) The address of each person named is 1100 International Parkway, Sunrise, Florida 33323.

(2) Includes 677,000 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days, and 6,636 shares issuable upon the exercise of warrants which are currently exercisable.

(3) Includes 677,000 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days, and 6,636 shares issuable upon the exercise of warrants which are currently exercisable.

(4) Includes 112,250 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days.

(5) Includes 119,999 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days.

(6) Includes 55,000 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days.

(7) Includes 96,666 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days.

(8) Dr. Webb joined the Company as a director in March 2001. These shares are held jointly with Dr. Webb's spouse.

(9) Includes 30,000 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days.

(10) Includes 81,668 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days.

(11) According to a Schedule 13G filed February 16, 1999 by Chartwell Investment Partners.

(12) According to a Schedule 13G filed February 2, 2001 by Dimensional Fund Advisors, Inc.

(13) Includes 1,950,577 shares issuable upon the exercise of options to purchase Common Stock, which options are exercisable within 60 days, and 96,772 shares issuable upon the exercise of warrants which are currently exercisable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a summary of certain agreements and transactions between or among the Company and certain related parties. It is the Company's policy to enter into transactions with related parties on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties. It is also the Company's policy to submit any such proposed transactions to a committee of independent directors for review and approval. Based on the Company's experience in the industries in which it operates and the terms of its transactions with unaffiliated parties, it is the Company's belief that all of the transactions described below involving the Company met that standard at the time such transactions were effected.

     The Company has from time to time loaned money to certain of its executive officers and directors for the purpose of purchasing shares of Common Stock in the open market (including loans pursuant to the Company's 1998 Stock Purchase Plan which was approved by the Company's stockholders at the 1998

Annual Meeting of Stockholders), or pursuant to the terms of employment agreements between the Company and its executive officers. The following table sets forth, with respect to each executive officer or director who was indebted to the Company in an amount in excess of $60,000 at any time since January 1, 2000, the largest aggregate amount of indebtedness outstanding at any time during such period, the date such indebtedness was incurred, the amount thereof outstanding as of March 1, 2001, the rate of interest charged thereon and the nature of the loan.



                               Largest Aggregate
                              Amount Outstanding                         Amount Outstanding as of     Interest Rate
           Name                       ($)              Date Incurred          March 1, 2001 ($)            (%)
           ----               ------------------       --------------    ------------------------     -------------
Zivi R. Nedivi(1),                     135,000               07/24/97          105,000                    6.54%
President                              250,000               06/15/98          200,000                    5.69%
                                        80,400               08/05/98           64,320                    5.69%
                                        55,500               08/10/98           44,400                    5.69%
                                     ---------                                --------
           Total                       520,900                                 413,720

Yoav Stern(1),                         135,000               02/28/97           90,000                    6.10%
Chairman                               250,000               06/15/98          200,000                    5.69%
                                       134,000               08/05/98          107,200                    5.57%
                                       100,000               05/10/00           90,000                    6.30%
                                       -------                                --------
           Total                       619,000                                 487,200

John Gleason(1),                        45,000               04/02/97           35,000                    6.10%
Executive Vice                          98,861               06/15/98           79,089                    5.69%
President                              100,000               09/28/98           80,000                    5.47%
                                       -------                                --------
           Total                       243,861                                 194,089

Michael Wallace(1),                    100,000               06/15/98           43,500                    5.69%
Former Chief
Financial Officer

Ami Zelcer,                            100,000 (1)           08/23/99           75,000                    5.87%
Senior Vice                             75,000 (2)           02/17/99           50,000                    4.66%
President                               75,000 (2)           05/28/99           50,000                    5.15%
                                        50,000 (1)           05/02/00           50,000                    6.30%
                                       -------                                --------
           Total                       300,000                                 225,000

Robert Hogan(3),                       150,000               10/05/99          100,000                    5.35%
Senior Vice President                   20,000 (1)           03/24/00           20,000                    6.69%
                                        10,000 (1)           05/01/00           10,000                    6.30%
                                       -------                                --------
           Total                       180,000                                 130,000

David Mitchell(1),                      83,638               08/25/99           75,274                    5.87%
Director

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

(2) These loans were granted pursuant to the terms of the Employment Agreement between the Company and Mr. Zelcer dated February 1, 1999. Interest accrues on the loans at an interest rate based on the "Applicable Federal Rate" at the time of the loan. On May 25, 2000, the Employment Agreement was amended to provide that on May 28, 2000, May 28, 2001 and May 28, 2002, provided that Mr. Zelcer is then employed by the Company, $25,000 of the principal amount of each loan will be forgiven, together with any interest which shall have accrued on the loan during such year. The Employment Agreement further provides that in the event of the termination of the Employment Agreement prior to the end of the Employment Period (as defined therein), the full principal amount of the loans then outstanding, together with all accrued interest thereon, will be immediately due and payable.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

         Kellstrom Industries, Inc. Consolidated Financial Statements:

         Independent Auditors' Report

         Consolidated Balance Sheets at December 31, 2000 and 1999

         Consolidated Statements of Earnings for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Stockholders' Equity and Comprehensive
            Income for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the years ended December 31,
            2000, 1999 and 1998

         Notes to Consolidated Financial Statements

   (2) The following financial statement schedule is filed as part of this

       Form 10-K:

         Schedule II - Valuation and Qualifying Accounts

   (3) See Index of Exhibits included elsewhere herein.

(b) Reports on Form 8-K:

The Company filed a Report on Form 8-K dated November 13, 2000, which included a copy of a press release announcing that the Company had secured a $30 million financing with Key Principal Partners, LLC.

The Company filed a Report on Form 8-K dated December 1, 2000, which included a copy of a press release announcing that the Company had completed the acquisition of the aircraft and engine parts resale business of AVS, which had formerly been operated as AVSDC.

The following Consolidated Financial Statements are attached hereto:


                                                                                 Page
                                                                                 ----
Kellstrom Industries, Inc. Consolidated Financial Statements:

Independent Auditors' Report                                                     F-1

Consolidated Balance Sheets at December 31, 2000 and 1999                        F-2

Consolidated Statements of Operations for the years ended December 31, 2000,
  1999 and 1998                                                                  F-3

Consolidated Statements of Stockholders' Equity and Comprehensive Income
  (Loss) for the years ended December 31, 2000, 1999 and 1998                    F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2000,
  1999 and 1998                                                                  F-5

Notes to Consolidated Financial Statements                                       F-6



                          Independent Auditors' Report

The Board of Directors and Stockholders
Kellstrom Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Kellstrom Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kellstrom Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  KPMG LLP

Ft. Lauderdale, Florida
March 28, 2001

ITEM I. FINANCIAL STATEMENTS

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)


                                                                              December 31,
                                                                       ---------------------------
                                                                          2000              1999
                                                                       ---------         ---------
      ASSETS

Current Assets:
      Cash and cash equivalents                                        $       0         $     272
      Trade receivables, net of allowances for returns and
          doubtful accounts of $8,868 and $8,576
          for 2000 and 1999, respectively                                 80,315            60,675
      Inventories                                                        195,640           194,491
      Property and plant held for sale                                    19,932                --
      Prepaid expenses                                                     2,673             5,199
      Income tax receivable                                                3,928                --
      Deferred tax assets                                                 40,718             8,280
                                                                       ---------         ---------

             Total current assets                                        343,206           268,917

Notes Receivable                                                           3,435                --
Equipment under operating leases, net                                     98,555           150,137
Property, plant and equipment, net                                        19,896            25,340
Goodwill, net                                                             95,766            87,825
Deferred financing charges                                                 5,403             6,798
Other assets                                                               7,214             2,428
                                                                       ---------         ---------

             Total Assets                                              $ 573,475         $ 541,445
                                                                       =========         =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Short-term debt                                                  $ 167,277         $ 165,774
      Notes payable                                                           --             2,146
      Current maturities of long-term debt                                   200               200
      Accounts payable                                                    36,343            17,713
      Accrued expenses                                                    31,459            18,134
      Capital lease obligations                                            9,597                --
                                                                       ---------         ---------

             Total current liabilities                                   244,876           203,967

Long-term debt, less current maturities                                   34,937            17,720
Convertible subordinated notes                                           140,250           140,250
Deferred tax liabilities                                                  11,944             8,295
                                                                       ---------         ---------

             Total Liabilities                                           432,007           370,232

Stockholders' Equity:
      Common stock, $ .001 par value; 50,000 shares authorized;
             11,911 shares issued and outstanding
             in 2000 and 1999                                                 12                12
      Additional paid-in capital                                         122,871           121,104
      Retained earnings                                                   20,338            51,668
      Loans receivable from directors and officers                        (1,734)           (1,573)
      Accumulated other comprehensive income                                 (19)                2
                                                                       ---------         ---------

             Total Stockholders' Equity                                  141,468           171,213
                                                                       ---------         ---------

             Total Liabilities and Stockholders' Equity                $ 573,475         $ 541,445
                                                                       =========         =========


See accompanying notes to consolidated financial statements

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                            Years Ended December 31,
                                                                    ------------------------------------------
                                                                       2000           1999            1998
                                                                    ---------       ---------       ----------
Sales revenues, net                                                 $ 332,255       $ 288,912       $ 148,902
Rental revenues                                                        21,728          42,032          31,147
                                                                    ---------       ---------       ----------

     Total revenues                                                   353,983         330,944         180,049

Cost of goods sold                                                   (247,413)       (200,889)       (100,221)
Cost of goods sold - inventory write-down                             (45,469)             --              --
Depreciation of equipment under operating leases                      (18,070)        (27,114)        (16,688)
Selling, general and administrative expenses                          (49,241)        (41,150)        (19,052)
Depreciation and amortization                                          (6,859)         (5,398)         (3,058)
Restructuring, impairment of assets and other charges                  (8,462)         (2,200)             --
                                                                    ---------       ---------       ----------

     Total operating expenses                                        (375,514)       (276,751)       (139,019)

Operating (loss) income                                               (21,531)         54,193          41,030

Interest expense                                                      (27,071)        (22,009)        (10,260)

Interest income                                                           691             741             487
                                                                    ---------       ---------       ----------

 (Loss) income before income taxes and extraordinary item             (47,911)         32,925          31,257

Income tax benefit (expense)                                           17,930         (12,390)        (11,679)
                                                                    ---------       ---------       ----------

(Loss) income before extraordinary item                               (29,981)         20,535          19,578

Extraordinary loss on early extinguishment of debt, net of
$803 tax benefit                                                       (1,349)             --              --
                                                                    ---------       ---------       ----------
     Net (loss) income                                              $ (31,330)      $  20,535       $  19,578
                                                                    =========       =========       ==========


Basic (loss) earnings before extraordinary item per common
share                                                               $   (2.52)      $    1.73       $     1.94
                                                                    =========       =========       ==========
Basic loss from extraordinary item per common share                 $   (0.1l)      $      --       $       --
                                                                    =========       =========       ==========
Basic (loss) earnings per common share                              $   (2.63)      $    1.73       $     1.94
                                                                    =========       =========       ==========

Diluted (loss) earnings before extraordinary item per
common share                                                        $   (2.52)      $    1.48       $     1.53
                                                                    =========       =========       ==========
Diluted loss from extraordinary item per common share               $   (0.11)      $      --       $       --
                                                                    =========       =========       ==========
Diluted (loss) earnings per common share                            $   (2.63)      $    1.48       $     1.53
                                                                    =========       =========       ==========

Weighted average number of common shares outstanding - basic           11,911          11,855          10,087
                                                                    =========       =========       ==========

Weighted average number of common shares outstanding - diluted         11,911          16,674          15,061
                                                                    =========       =========       ==========



           See accompanying notes to consolidated financial statements

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                       (In thousands, except share data)

                                                                                                     Loans    Accumulated
                                                           Common Stock                           Receivable      Other
                                              Compre-   -----------------                             from       Compre-    Total
                                              hensive   Number               Additional            Directors     hensive    Stock-
                                              Income      of                   Paid-in   Retained     and        Income    holders'
                                              (Loss)    Shares     Amount      Capital   Earnings   Officers     (Loss)     Equity
                                            ---------   ------     ------    ----------  --------   --------  -----------  --------
Balances, December 31, 1997                              7,879      $  8      $ 39,027    $11,555   $  (362)     $(316)    $ 49,912

Issuance of common stock                                 3,883         4        78,424         --        --         --       78,428

Issuance of warrants related to the
  Aerocar and Solair acquisition                            --        --         2,556         --        --         --        2,556

Net income                                  $   19,578      --        --            --     19,578        --         --       19,578

Unrealized gain on investment
securities, net of reclassification
  adjustments (net of taxes of ($191)              316      --        --            --         --        --        316          316

                                            ----------
     Comprehensive income                   $   19,894
                                            ==========

Borrowings on loans receivable                              --        --            --         --    (1,031)        --       (1,031)
                                                        ------      ----      --------    -------   -------      -----     --------

Balances, December 31, 1998                             11,762        12       120,007     31,133    (1,393)        --      149,759

Issuance of common stock                                   149        --         1,097         --        --         --        1,097

Net income                                  $   20,535      --        --            --     20,535        --         --       20,535

Cumulative translation
adjustment                                           2      --        --            --         --        --          2            2

                                            ----------
     Comprehensive income                   $   20,537
                                            ==========

Borrowings on loans receivable                              --        --            --         --      (180)        --         (180)
                                                        ------      ----      --------    -------   -------      -----     --------

Balances, December 31, 1999                             11,911        12       121,104     51,668    (1,573)         2      171,213

Issuance of warrants related to the
Key Senior Subordinated Debt                                --        --         1,333         --        --         --        1,333

Issuance of warrants related to the
AVSDC acquisition                                           --        --           434         --        --         --          434

Net loss                                    $  (31,330)     --        --           --     (31,330)       --         --      (31,330)

Cumulative translation
adjustment                                         (21)     --        --           --          --        --        (21)         (21)

                                            ----------
     Comprehensive loss                     $  (31,351)
                                            ==========


Borrowings on loans receivable, net                         --        --            --         --      (161)        --         (161)
                                                        ------      ----      --------    -------   -------      -----     --------
Balances, December 31, 2000                             11,911      $ 12       122,871    $20,338   $(1,734)     $ (19)    $141,468
                                                        ======      ====      ========    =======   =======      =====     ========



           See accompanying notes to consolidated financial statements

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                                 Years Ended December 31,
                                                                                       -------------------------------------------
                                                                                          2000             1999            1998
                                                                                       ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                                                      $ (31,330)       $  20,535        $  19,578
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
     Write-down of inventory                                                              45,469               --               --
     Depreciation of equipment under operating leases                                     18,070           27,114           16,688
     Depreciation and amortization                                                         6,859            5,398            3,058
     Restructuring, impairment of assets and other charges                                 8,462               --               --
     Amortization of deferred financing costs                                              2,103            2,043            1,377
     Deferred income taxes                                                               (18,821)             892            1,722
     Loss on early retirement of debt                                                      2,152               --               --
     Loss on sales of investment securities                                                   --               --              119
     Gain on sales of property, plant and equipment                                           --               --             (102)

Changes in operating assets and liabilities:
     Increase in trade receivables, net                                                   (3,965)         (25,109)          (2,922)
     Increase in inventories                                                             (23,002)         (33,213)         (46,122)
     Decrease (increase) in prepaid expenses                                               2,454           (1,579)            (309)
     Increase in income tax receivable                                                    (3,722)              --               --
     Decrease (increase) in equipment under operating leases                               5,081          (36,727)         (91,948)
     (Increase) decrease in other assets                                                     (74)            (951)           2,493
     Increase (decrease) in accounts payable                                              10,212             (279)          (5,114)
     Increase (decrease) in accrued expenses                                               5,115           (5,514)          11,175
     (Decrease) increase in income taxes payable                                              --           (1,203)           1,312
                                                                                       ---------        ---------        ---------
           Net cash provided by (used in) operating activities                            25,063          (48,593)         (88,995)
                                                                                       ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in note receivable                                                        (2,236)              --              812
     Purchase of property, plant and equipment                                            (6,944)         (11,065)         (10,730)
     Proceeds from sales of property, plant and equipment                                     --               72              105
     Acquisitions, net of cash acquired                                                  (28,234)         (20,090)        (120,253)
     Acquisition earn-out payments                                                        (3,619)          (5,059)              --
     Other                                                                                    --               --              (24)
                                                                                       ---------        ---------        ---------
           Net cash used in investing activities                                         (41,033)         (36,142)        (130,090)
                                                                                       ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit agreement                                         1,303           88,494           79,879
     Proceeds from the issuance of debt                                                   30,000               --               --
     Proceeds from the issuance of subordinated debentures                                    --               --           86,250
     Debt repayment                                                                      (14,302)          (5,037)         (18,680)
     Proceeds from the issuance of common stock                                               --            1,097           78,428
     Net loans to directors and officers                                                    (161)            (180)          (1,031)
     Payment of deferred financing costs                                                  (1,142)            (474)          (5,117)
                                                                                       ---------        ---------        ---------
           Net cash provided by financing activities                                      15,698           83,900          219,729
                                                                                       ---------        ---------        ---------

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                                          (272)            (835)             644

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 272            1,107              463
                                                                                       ---------        ---------        ---------
CASH & CASH EQUIVALENTS, END OF PERIOD                                                 $       0        $     272        $   1,107
                                                                                       =========        =========        =========


                                   (continued)
           See accompanying notes to consolidated financial statements

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                                       Years Ended December 31,
                                                                                --------------------------------------
                                                                                  2000           1999           1998
                                                                                --------       --------       --------
Supplemental disclosures of non-cash investing and financing activities:

                   Aerocar assets acquired for warrants                         $     --       $     --       $  1,405
                                                                                ========       ========       ========
                   Solair assets acquired for warrants                          $     --       $     --       $  1,152
                                                                                ========       ========       ========
                   AVSDC assets acquired for warrants                           $    434       $     --       $     --
                                                                                ========       ========       ========
                   Key Note Warrants issued                                     $  1,333       $     --       $     --
                                                                                ========       ========       ========
                   Unrealized gain on investment securities, net                $     --       $     --       $    316
                                                                                ========       ========       ========

Supplemental disclosures of cash flow information:
                  Cash paid during the period for:

                   Interest                                                     $ 25,158       $ 19,198       $  8,482
                                                                                ========       ========       ========


                   Income taxes                                                 $    647       $ 13,789       $  8,645
                                                                                ========       ========       ========

Supplemental disclosures of fair value of assets acquired and liabilities assumed in connection with acquisitions:

                  Cash                                                          $     --       $     --          1,069
                  Receivables                                                     14,323          3,571         18,256
                  Notes receivable                                                 1,199             --             --
                  Inventory                                                           --         13,014         68,021
                  Prepaid expenses and other assets                                   --            454            211
                  Equipment under operating leases                                    --             --         25,332
                  Property, plant and equipment                                   11,988             --          1,597
                  Deferred tax asset                                                  --             --          4,520
                  Goodwill                                                        21,381         13,330         40,888
                  Other assets                                                     5,224             85            159
                                                                                --------       --------       --------
                                    Total                                       $ 54,115       $ 30,454       $160,053
                                                                                ========       ========       ========


                  Accrued expenses                                                 7,474            368          4,543
                  Capital lease obligation                                         9,596             --             --
                  Accounts payable                                                 8,377          4,658         12,265
                  Income taxes payable                                                --            424             --
                  Notes payable                                                       --          2,727         19,367
                  Deferred tax liabilities                                            --          2,187             --
                                                                                --------       --------       --------
                                    Total liabilities                           $ 25,447       $ 10,364       $ 36,175
                                                                                ========       ========       ========


                  Net acquisition cost                                            28,668         20,090        123,878
                  Less warrants issued                                               434             --          2,557
                                                                                --------       --------       --------
                  Cash paid to seller at closing                                  28,234         20,090        121,321
                  Less cash acquired                                                  --             --          1,068
                                                                                --------       --------       --------
                                    Net cash used in acquisition                $ 28,234       $ 20,090       $120,253
                                                                                ========       ========       ========


          See accompanying notes to consolidated financial statements

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
                    (In thousands, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Kellstrom Industries, Inc.'s (the "Company") principle business is the purchasing, overhauling (through subcontractors), reselling and leasing of aircraft parts, aircraft engines and engine parts. The Company's customers include major domestic and international airlines, engine manufacturers, engine part distributors and dealers and overhaul service suppliers throughout the world.

PRINCIPLES OF CONSOLIDATION

The Company has ownership in wholly-owned subsidiaries as well as a 50% ownership in KAV Inventory LLP ("KAV"), a joint-venture formed on December 1, 2000 with Aviation Sales Company. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; however, because the Company does not exercise control over KAV, they do not consolidate the accounts of KAV. All significant intercompany transactions have been eliminated. The Company does not recognize equity method gains and losses in KAV based solely on its percentage ownership but rather on the Company's claim on KAV's book value.

REVENUE RECOGNITION

Revenue is recognized when the product is shipped and the risks of ownership transfer to the customer. Revenue from equipment under operating leases is recognized as rental revenue on a straight-line basis over the lease term, except for fees related to the usage of the equipment. Fees charged related to the usage of the equipment is recognized at the time of usage. Revenue from the sale of inventory consigned to the Company is recorded gross with revenue recognized upon shipment of the product, with the associated cost of sales equal to revenue less the agreed upon consignment fee.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is primarily determined using the specific identification method for individual part purchases and whole engines and on an allocated cost basis for dismantled engines and aircraft and bulk inventory purchases. Inventories are made up primarily of new, refurbished and as removed engines, engine parts, rotables and expendables.

NOTES RECEIVABLE

Notes receivable are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the note receivable may not be recoverable. Recoverability of notes receivable is determined based upon the Company's assessment as to whether the maker of the note has the ability to make the required payments. If notes receivable are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds management's estimated amount to be collected.

EQUIPMENT UNDER OPERATING LEASES

The cost of equipment under operating leases is the original purchase price plus overhaul costs. Depreciation of the cost is computed based on a usage-variable method, which adjusts straight-line depreciation to reflect the usage levels of the equipment.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (including assets acquired under capital leases) are stated at cost. Depreciation on property, plant and equipment is calculated on the straight-line method over the following estimated useful lives: building and improvements - 25 years, machinery and equipment - 3 to 10 years and furniture and fixtures - 7 years.

GOODWILL

Goodwill represents the excess of purchase price over fair value of net assets acquired, which is amortized on a straight-line basis over the expected periods to be benefited, generally 15 to 35 years. Amortization expense of goodwill was $3.5 million, $3.2 million and $2.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company assesses the recoverability of the carrying value of goodwill by determining whether the carrying value can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate commensurate with the risks of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization of goodwill was $10.4 million and $6.9 million at December 31, 2000 and 1999, respectively.

DEFERRED FINANCING COSTS

The costs associated with obtaining financing are included in the accompanying balance sheets as deferred financing costs and are being amortized on a straight-line basis over the life of the related debt, which currently ranges from one to seven years. Amortization expense was $2.1 million, $2.0 million, and $1.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments, consisting of cash and cash equivalents, trade accounts receivables, other current assets, equipment under operating leases, trade accounts payables, accrued expenses, capital lease obligations and notes payable to banks, is based on the short maturity of these instruments which approximates book value at December 31, 2000 and 1999. The book value of the notes receivable approximates its fair value due to what management believes to be adequate reserves for collectibility and due to the stated interest rate approximating market rates. The Key Notes' book value approximates fair value. The fair value of the convertible subordinated debt, which is estimated by the current market price, was approximately as follows at December 31, 2000 (in thousands):

5 1/2% Convertible Subordinated Notes
Recorded value........................................................ $86,250
Fair value............................................................ $34,500

5 3/4%  Convertible Subordinated Notes
Recorded value........................................................ $54,000
Fair value............................................................ $21,600

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

EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 established standards for computing and presenting basic and diluted earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings (loss) per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares assume the exercise of all dilutive stock options and warrants. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

Long-lived assets, including intangible assets, used in the Company's operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to appraisals in conjunction with future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

ACCOUNTING CHANGES

In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements" which establishes criteria for revenue recognition and disclosure. The Company adopted the provisions of SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In March 2000, the FASB issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 clarifies the application of APB No. 25, "Accounting for Stock Issued to Employees." The provisions of FIN No. 44 were effective July 1, 2000. The adoption of FIN No. 44 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1998 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on January 1, 2001, did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain 1998 and 1999 financial statement amounts have been reclassified to conform with the 2000 presentation.

2.  LIQUIDITY

The Company is highly leveraged. Furthermore, the Company's liquidity and ability to meet its obligations as they become due in 2001 are subject to, among other things, continued access to the Senior Revolving Credit Facility and compliance with the terms and covenants of the Company's debt agreements.

The Company's senior debt requires it to maintain specified financial ratios and satisfy certain financial tests. At December 31, 2000, the Company was not in compliance with the financial covenants relating to net worth, debt to EBITDA, fixed charge coverage and net income contained in the Senior Credit Facility and the Key Notes. The Company has obtained waivers from its lenders for its non-compliance as to prior periods. In addition, the Company has amended the financial covenants under its Senior Credit Facility and the Key Notes for future periods. A breach of any of the financial covenants in the Company's debt instruments could result in a default under these debt instruments. Upon the occurrence of an event of default under the senior debt, the respective lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. Substantially all of the Company's assets are pledged as collateral security for the Senior Credit Facility. If the Company were unable to repay all outstanding amounts under its senior debt, the lenders could proceed against the collateral granted to them to secure that indebtedness, and any proceeds realized upon the sale of this collateral would be used first to satisfy all amounts outstanding under the Company's Senior Credit Facility, and thereafter, any of the Company's other liabilities. In addition, the Company may be prevented from making new borrowings or drawing down further on its Senior Credit Facility.

The Company does not currently believe that it will have sufficient available liquid resources to repay the principal balance of the Convertible Subordinated Notes at maturity. Other than cash flow from operations, the Company's primary source of cash is its Senior Credit Facility. The commitments under the Senior Credit Facility expire on the earlier of December 14, 2003 or six months before the first maturity of the Convertible Subordinated Notes if the Company has not secured a commitment to refinance the Convertible Subordinated Notes satisfactory to the lenders under the Senior Credit Facility. The Convertible Subordinated Notes mature in October 2002 ($54.0 million) and June 2003 ($86.3 million). Furthermore, the Senior Credit Facility prohibits prepayment of the Convertible Subordinated Notes. In addition, the Company believes that there is uncertainty regarding its ability to refinance the Convertible Subordinated Notes. The Company's ability to repay or refinance any Convertible Subordinated Notes and to meet its other financial obligations, depends on the availability of new sources of funding, which will in turn depend on the Company's operating performance, the state of the financial markets and other factors at the time that the Company wants to repay or refinance these outstanding notes. Accordingly, the Company makes no assurance that it will be able to meet its obligations to repay or refinance the Convertible Subordinated Notes, and the Senior Credit Facility indebtedness, when they become due. If the Company is unable to repay or refinance the Convertible Subordinated Notes, the Company will be forced to adopt an alternative strategy that may include actions such as reducing or delaying planned acquisition activity, selling assets, restructuring or refinancing its indebtedness or seeking additional capital.

The Company has commenced an exchange offer for all $54.0 million of its outstanding series of 5 3/4% convertible subordinated notes due October 15, 2002 and all $86.3 million of its outstanding series of 5 1/2% convertible subordinated notes due June 15, 2003 (collectively, the "old notes"). Under the offer, holders can elect to exchange their old notes for either new 8 1/2% senior subordinated notes due 2008 or new 6% convertible subordinated notes due 2008 (collectively, the "new notes"). Holders will receive $1,000 principal amount of new notes for each $1,000 principal amount of their old notes, and will receive accrued and unpaid interest on their old notes in cash.

The new 8 1/2% senior subordinated notes will rank equal in right of payment to the Company's existing senior subordinated notes, which were issued in November 2000. Both the new 8 1/2% senior subordinated notes and the 6% convertible subordinated notes will rank senior in right of payment to any old notes remaining outstanding after completion of the offer. No more than $30 million principal amount of new 8 1/2% senior subordinated notes will be issued in exchange for old notes. If the 8 1/2% note option is oversubscribed, the $30 million of 8 1/2% notes will be issued in exchange for old notes of either series tendered for the 8 1/2% note option, depending on the total participation of that series in the offer. The balance of the old notes tendered for the 8 1/2% note option over $30 million will be exchanged for new 6% convertible subordinated notes. There can be no assurance that the exchange offer will be successful.

Economic and other factors that are affecting the airline industry have negatively impacted, and may continue to negatively impact, the Company's business. Pricing of the inventory the Company needs for its business is affected to a degree by the overall economic condition of the airline industry, which has historically been volatile. The demand for after-market engines and aircraft and engine parts is driven primarily by flying hours or cycles. These parts must be serviced or replaced at scheduled intervals. As a result, the demand for after-market parts is a function of the volume of worldwide air traffic. Additionally, factors such as the price of fuel affect the aircraft parts market, since older aircraft (into which repaired or overhauled aircraft parts are most often placed) become less economically viable as the price of fuel increases. During a downturn in the aviation industry, there may be reduced overall demand for the equipment the Company provides, lower selling prices for its products and increased credit risk associated with doing business with industry participants. The airframe and engine parts after-market has experienced a downturn during the latter part of 2000, which has continued into 2001. A number of companies in the industry have encountered financial difficulties as a result of it. Consequently, many companies within the industry have been forced to sell inventory at reduced prices in order to generate cash. The Company's gross margin and fair value of inventory have been negatively affected by these deteriorating conditions. Additionally, according to reports by a few large airlines, during the first quarter of 2001, the airline industry has began to experience a slowdown in overall traffic, which the Company's management believes has reduced demand for after-market parts. As a result, during the fourth quarter of 2000, the Company recorded inventory write-down and impairment of equipment under operating lease of $50.6 million.

The Company's ability to maintain compliance with the covenants and terms of its debt agreements, and its ability to service its debt and to satisfy its other obligations will depend upon, among other factors, the Company's operating performance, including its ability to implement its business strategy, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. If the Company is unable to maintain compliance with its debt agreements or service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying planned acquisition activity, selling assets, restructuring or refinancing its indebtedness or seeking additional capital. This could impact the carrying values and classification of the Company's assets and liabilities.

3. CONCENTRATION OF CREDIT RISK

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

For the years ended December 31, 2000, 1999 and 1998, the Company's five largest customers collectively accounted for approximately 34%, 36% and 42%, respectively, of the Company's consolidated revenues. For the year ended December 31, 2000, one customer accounted for approximately 10% of the Company's consolidated revenue.

4.  ACQUISITIONS

On April 1, 1998, the Company, through a wholly-owned subsidiary, completed the acquisition of substantially all of the assets and assumed certain liabilities of Integrated Technology Corp. ("ITC") for $20.5 million in cash, plus up to $10.0 million cash consideration which may be paid in the form of an earn-out payable over three years based on certain specified criteria, of which $1.1 million, $1.1 million and $3.3 million was earned during 2000, 1999 and 1998, respectively. In addition, the Company received a three-year option to purchase a 49% interest in a related FAA-approved overhaul facility.

On June 17, 1998, the Company completed the acquisition of the outstanding capital stock of Aerocar Aviation Corp. ("Aerocar Aviation") and Aerocar Parts, Inc. ("Aerocar Parts," and together with Aerocar Aviation, "Aerocar") for $42.3 million in cash, warrants to purchase an aggregate of 250,000 shares of the Company's common stock, exercisable at $26.00 per share, expiring on June 17, 2001 plus an additional $5.0 million note, payable within a two-year period after closing, either in cash, or at the option of the Company, in shares of common stock having an equivalent value as of the date of acquisition, such note was fully paid in cash in 1999 and 2000.

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

On December 1, 2000, the Company acquired the aircraft and engine parts resale business of Aviation Sales Company ("AVS"), which had been operated through AVS' subsidiary, Aviation Sales Distribution Company ("AVSDC"). AVSDC was a leading provider of aviation inventory and inventory management services. AVSDC sold aircraft spare parts and provided inventory management services to commercial passenger airlines, air cargo carriers, maintenance and repair facilities and other redistributors throughout the world.

The aggregate purchase (net of assumed liabilities) paid by the Company to AVSDC for the assets was approximately $21.7 million (which included $13.7 million for a subordinated note issued by the JV described below) and warrants which the Company may issue to other entities to purchase up to 220,000 shares of the Company's common stock. In connection with the transaction, the Company acquired a portion of AVSDC's non-inventory assets and assumed a portion of AVSDC's accounts payable and accrued expenses. Also, in connection with the acquisition, the Company and AVS established an off-balance sheet joint venture, KAV Inventory LLC ("KAV"), which acquired substantially all of the inventory of AVSDC for an aggregate purchase price of approximately $148.6 million, of which approximately $105.5 million was paid in cash, $27.4 million was paid by delivery of two 14% five-year senior subordinated notes (each in the original principal amount of $13.7 million) and approximately $15.7 million which was paid by delivery of a 14% five-year subordinated note. One of the $13.7 million senior subordinated notes was purchased by the Company as part of the acquisition.

The inventory purchase was funded by KAV through a senior credit facility provided by Bank of America, N.A. and through seller-financing. Each of AVS and the Company have agreed to share equally the operational expenses of KAV beyond the amount which KAV is permitted to pay under its senior credit facility. AVS and the Company posted letters of credit in favor of Bank of America, N.A., as agent under KAV senior credit facility, in the amounts of $8.5 million and $6.5 million, respectively. The letters of credit may be drawn upon by Bank of America if there shall occur an event of default under KAV senior credit facility.

In connection with the inventory purchase, KAV entered into an exclusive arrangement with the Company pursuant to which the Company will have the right to sell the inventory acquired by KAV (the "Consignment Agreement"). The Consignment Agreement provides for a consignment fee to the Company of 20% of net sales until all amounts outstanding under KAV's senior credit facility and the senior subordinated notes issued by KAV in connection with the inventory purchase have been paid, and 35% thereafter. The Consignment Agreement generally terminates on the later to occur of December 1, 2005 or the date on which all amounts outstanding under the KAV's senior credit facility and the subordinated notes issued by the KAV in connection with the inventory purchase have been paid.

In addition to the leases discussed in note 5, the Company leased the 545,000 square foot corporate headquarters and redistribution warehouse of AVSDC for a period of five years at a monthly rental rate of the lesser of $384,000 or the actual monthly lease payments paid by the lessor on the facility. The Company has the option to renew the term of the headquarters and redistribution warehouse lease for five consecutive five year periods, at the then fair market value rental rate.

Pursuant to the terms of a Cooperation Agreement entered into in connection with the acquisition of assets and the inventory purchase, the Company and AVS entered into a supply arrangement pursuant to which AVS will purchase parts inventory for its maintenance repair and overhaul operations through the Company and will sell any excess parts inventory through the Company. Pursuant to the terms of a Non-Competition Agreement entered into in connection therewith, AVS is restricted for up to five years from engaging in the business of purchasing for resale, exchange or lease aircraft for disassembly, aircraft engines, aircraft parts and aircraft engine parts.

Each of the companies acquired are in the business of purchasing, overhauling (through subcontractors), reselling or leasing of aircraft, avionics and aircraft rotables, or engines and engine parts. Each of these acquisitions were accounted for using the purchase method of accounting for business combinations and accordingly, the consolidated financial statements reflect the results of operations of the acquired businesses from the dates of acquisition. Unaudited pro forma consolidated statements of earnings have been provided in note 18 to report the results of operations for the years ended December 31, 2000 and 1999 as though the acquisitions had occurred at the beginning of the period being reported.

5. CAPITAL LEASE OBLIGATIONS

In connection with the AVSDC acquisition, the Company entered into a lease with AVSDC pursuant to which the Company agreed to lease certain furniture, fixtures and equipment of AVSDC ("FF&E") for a period of one year at a monthly rental rate of approximately $77,000. The Company has the option to purchase the FF&E, which consists primarily of computer systems, computer equipment and furniture, at any time during the term and for a period of sixty days thereafter and AVSDC may require the Company to purchase the FF&E at any time during the sixty days following the term, in each case, for a purchase price of approximately $7.7 million. The Company may defer its obligation to purchase the FF&E (and extend the term of the lease) for up to six months under certain circumstances. The FF&E is included in the Company's property, plant and equipment, net on the accompanying consolidated balance sheet.

Also in connection with the AVSDC acquisition, the Company also agreed to lease AVS' parts distribution facility in Pearland, Texas. The lease provides for a term of one year at a monthly rental of approximately $16,000. During the term of the lease and for a period of sixty days thereafter, the Company may purchase the facility and AVSDC may require the Company to purchase the facility at any time during the sixty days following the term for a purchase price of approximately $1.6 million. The Company may defer its obligation to purchase the facility (and extend the term of the lease) for up to six months under certain circumstances. The property is included in property, plant and equipment, net in the accompanying consolidated balance sheet.

6. RESTRUCTURING, IMPAIRMENT OF ASSETS AND OTHER CHARGES

The Company is restructuring its operations in conjunction with the acquisition of AVSDC. The Company is in the process of reorganizing its operations and organization structure from four product-oriented divisions to two customer/market focused business units: the Commercial Business Unit and the Defense Business Unit. The Company will continue to have four reportable segments within the new structure since management will continue to monitor its business by product orientation. In connection with the restructuring plan committed to in the fourth quarter of 2000, the Company plans to eliminate approximately 220 positions ranging from warehouse staff to vice president, of which 120 positions were eliminated prior to December 31, 2000 and 100 positions will be eliminated in the first quarter of 2001. Employee termination costs related to those positions eliminated in 2000 are reflected in the charges summarized in the table below.

Additionally, in connection with the restructuring plan the Company is moving all of its inventory and most of the operations into the new 545,000 square foot facility in Miramar, Florida which was leased as part of the acquisition of AVSDC. Therefore, the Company is actively pursuing the disposition of seven facilities, which it either owns or leases by selling or subleasing the facilities. The facilities owned by the Company that are to be disposed of are shown as property and plant held for sale in the balance sheet with a net book value of $19.9 million. The Company recorded restructuring charges, which are included in restructuring, impairment of assets and other charges in the accompanying consolidated financial statements, of $3.0 million in 2000, of which $1.2 million represents assets written-down as a result of the restructuring.

The following table displays the activity and balances of the accrued restructuring and other charges for the year ended December 31, 2000 (in thousands):

                                            Charges          Amount    Payments
                                            Accrued           Paid     Remaining
                                            -------          ------    ---------
Employee termination costs                   $  107           $-0-      $   107
Facilities exit costs                         1,262             --        1,262
Other                                           381             96          285
                                             ------            ---      -------
     Total                                   $1,750           $ 96      $ 1,654
                                             ======           ====      =======

The Company recorded an impairment charge in connection with the write-down of certain equipment held for lease in the whole engine and aircraft segment. The total amount of the impairment charge recorded during the fourth quarter of 2000 was $5.1 million which was determined by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the asset. The impairment was caused by the downturn the airframe and engine parts after-market has experienced during the latter part of 2000. This charge is included in restructuring, impairment of assets and other charges in the accompanying consolidated financial statements.

In addition, the Company recorded an impairment charge during the fourth quarter of 2000 of $0.4 million for the write-off of capitalized software development costs related to an inventory system that was not implemented. These charges are included in restructuring, impairment of assets and other charges in the accompanying consolidated financial statements.

On July 7, 1999, the Company settled a lawsuit brought by the Estate of the late Mr. Joram Rosenfeld (a former Director of the Company) with respect to, among other things, a claim alleging entitlement to a stock option grant in late 1996. The settlement was entered into in order to limit the expense of litigating the suit as well as the protracted use of management's time and related corporate resources. The Company recorded a one-time pre-tax charge of approximately $2.2 million during the second quarter of 1999 to fulfill its obligation under the settlement and for accrued legal expenses. This charge is included in restructuring, impairment of assets and other charges in the accompanying consolidated financial statements.

7. INVENTORIES

At December 31, 2000 and 1999, inventories consist of the following:

                                                 2000            1999
                                               --------        --------
Engine parts                                   $108,897        $122,093
Whole engines                                    13,199           8,849
Airframe avionics and aircraft rotables          73,544          63,549
                                               --------        --------
                                               $195,640        $194,491
                                               ========        ========

During the fourth quarter of 2000, the Company recorded an adjustment to the carrying value of inventory of $45.5 million. The adjustment was required as a result of a rapid decline in the value of the Company's inventory due to several significant changes in the commercial aviation market and specifically in the commercial aviation aftermarket industry. Most notably, during the latter part of 2000 and continuing into 2001, some of Kellstrom's competitors experienced significant financial difficulties. These companies were forced to liquidate inventories in order to generate the necessary cash to reduce debt levels. As a result of these factors, certain of Kellstrom's inventory was affected by a rapid decline in pricing and increases in the supply of those inventory types, which in turn resulted in lower of cost or market adjustments recorded by the Company.

8.  EQUIPMENT UNDER OPERATING LEASES, NET

At December 31, 2000 and 1999, equipment under operating leases, primarily aircraft and engines, consists of the following (in thousands):

                                          2000               1999
                                        ---------         ---------
Equipment under operating leases        $ 127,056         $ 179,610
Accumulated depreciation                  (28,501)          (29,473)
                                        ---------         ---------
                                           98,555           150,137
                                        =========         =========

The Company recorded an impairment of $5.1 million during the fourth quarter of 2000 related to equipment under operating leases considered to be impaired due to factors described above in note 7 - Inventories. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

9.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at December 31, 2000 and 1999 consists of the following (in thousands):

                                                 2000             1999
                                               --------         --------
Land                                           $     --         $  5,261
Building and Improvements                         2,827           13,921
Machinery and Equipment                          17,402            7,206
Furniture and Fixtures                            5,329            3,299
                                               --------         --------
                                                 25,558           29,687
Accumulated Depreciation                         (5,662)          (4,402)
                                               --------         --------
                                                 19,896           25,285
Construction in Progress                             --               55
                                               --------         --------
                                               $ 19,896         $ 25,340
                                               ========         ========

10.  INVESTMENT IN SECURITIES

In December 1996, the Company exercised warrants to purchase 400,000 shares of common stock of Rada Electronic Industries, Inc. upon payment of $1.2 million. During the year ended December 31, 1998, the Company sold all the remaining shares of its investment in Rada for $812,553 and recorded a realized loss of $119,472.

Reclassification adjustments related to the investment in Rada included in comprehensive income for the year ended December 31, 1998 are as follows (in thousands):

                                                                     1998
                                                                   ---------
Unrealized holding gains (losses) arising during the year          $   386.8

Plus: reclassification adjustment for losses included in
     net income                                                        119.5
                                                                   ---------
Net unrealized gains (losses) on securities                        $   506.3
                                                                   =========

11.  ACCRUED EXPENSES

Accrued expenses at December 31, 2000 and 1999 consists of the following (in thousands):

                                                2000           1999
                                               -------        -------
Employee bonuses                               $ 1,247        $ 1,255
Acquisition costs and earn-out payments          5,078          3,088
Accrued inventory purchases                     11,165          4,256
Accrued interest                                 2,040          2,530
Customer deposits                                2,647          4,666
Commissions                                      1,170            307
Restructuring and other charges                  1,648             --
Other                                            6,464          2,032
                                               -------        -------
                                               $31,459        $18,134
                                               =======        =======


12. LONG-TERM DEBT AND CONVERTIBLE SUBORDINATED NOTES

Long-term debt and convertible subordinated notes at December 31, 2000 and 1999 consists of the following (in thousands):


                                                                              2000               1999
                                                                            ---------         ---------
LONG-TERM DEBT:

Senior secured revolving credit facility expiring 2003 at
  10.00% and 8.75% as of December 31, 2000 and 1999,
  respectively                                                              $ 167,277         $ 165,774
Notes payable - variable rate demand note at 6.45% and 6.25% in 2000
and 1999, respectively                                                          6,470             6,670
Senior subordinated notes due 2007 at 13.00% less unamortized
discount of $1,333                                                             28,667                --
Senior subordinated notes due 2002 - 2004 at 11.75%                                --            11,250
Notes payable due 1999 - 2000 at 8.25%                                             --             2,146
                                                                            ---------         ---------
Total debt obligations                                                        202,414           185,840
Less short-term notes payable                                                      --            (2,146)
Less current maturities on long-term debt                                    (167,477)         (165,974)
                                                                            ---------         ---------
Long-term debt less current maturities                                      $  34,937         $  17,720
                                                                            =========         =========

CONVERTIBLE SUBORDINATED NOTES:

5 3/4% Convertible Subordinated Notes due October 2002                      $  54,000         $  54,000
5 1/2% Convertible Subordinated Notes due June 2003                            86,250            86,250
                                                                            ---------         ---------
Total convertible subordinated notes                                        $ 140,250         $ 140,250
                                                                            =========         =========


In December 1998, the Company entered into a five-year, $256.7 million senior syndicated credit facility consisting of a $250.0 million revolving credit facility and a letter of credit in the amount of up to $6.7 million, with an option by the Company to increase the revolving credit facility by an additional $50.0 million, subject to approval from the agent bank and the satisfaction of certain conditions, for a total of $306.7 million. The credit facility bears interest ranging from the banks prime rate plus 0 to 50 basis points, or at the Company's option, LIBOR plus 150 to 250 basis points and is secured by substantially all of the Company's assets. The total amount available to the Company under the revolving credit facility is determined by applying certain advance rate factors to eligible receivables, inventories and equipment under operating leases. The letter of credit component of the $256.7 million syndicated credit facility was specifically committed to the permanent financing of the Company's former headquarters. The $6.7 million financing was completed by the Company in February 1999. No compensating balances are required under the revolving credit facility but the agreement contains restrictions on the Company's ability to pay dividends, among other things. At December 31, 2000, borrowings of $173.7 million were outstanding under the revolving credit facility and the Company had $28.5 million available under the revolving facility. The commitments under the Senior Credit Facility expire on the earlier of December 14, 2003 or six months before the first maturity of the Convertible Subordinated Notes if the Company has not secured a commitment to refinance the Convertible Subordinated Notes satisfactory to the lenders under the Senior Credit Facility. Furthermore, the Senior Revolving Credit Facility prohibits prepayment of the Convertible Subordinated Notes. Although the Senior Credit Facility expires in 2003, it is classified as a current liability due to certain provisions within the agreement related to subjective acceleration clauses and the fact that the agreement requires the Company maintain a lockbox arrangement whereby cash deposits are automatically utilized to reduce amounts outstanding under the facility.

In November 2000, the Company sold $30 million of senior subordinated notes to Key Principal Partners, L.L.C., an affiliate of Key Corporation of Cleveland, Ohio ("Key Notes"). The Key Notes are due on November 13, 2007, bear interest at 13% and are subordinated to the Company's senior credit facility. In connection with the Key Notes, the Company issued warrants to purchase 368,381 shares of the Company's common stock for $0.01 per share which are still outstanding at December 31, 2000. The warrants are immediately exercisable and expire on November 13, 2007. The value of the warrants as determined using the Black-Scholes method at $1.3 million has been recorded as a discount which will be amortized over the life of the loan to interest expense using the straight-line method which approximates the effective interest method.

In November 2000, approximately $12.7 million of the proceeds from the Key Notes was used to prepay the Company's 11.75% senior subordinated notes (including accrued interest and prepayment fees) held by The Equitable Life Assurance Society, of which $5.0 million in principal was due in January 2002, $5.0 million in principal was due in January 2003 and $1.25 million in principal was due in January 2004. The prepayment resulted in an extraordinary loss of $1.3 million, net of the tax benefit.

The Company's senior debt requires it to maintain specified financial ratios and satisfy certain financial tests. At December 31, 2000, the Company was not in compliance with the financial covenants contained in the senior credit facility and the Key Notes. The Company has obtained waivers from its lenders for its non-compliance as to prior periods. In addition, the Company has amended the financial covenants under its senior credit facility and senior subordinated notes for future periods. A breach of any of the financial covenants in the Company's debt instruments could result in a default under these debt instruments. Upon the occurrence of an event of default under the senior debt, the respective lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. Substantially all of the Company's assets are pledged as collateral security for the senior credit facility. If the Company were unable to repay all outstanding amounts under its senior debt, the lenders could proceed against the collateral granted to them to secure that indebtedness, and any proceeds realized upon the sale of this collateral would be used first to satisfy all amounts outstanding under the Company's senior credit facility, and thereafter, any of the Company's other liabilities. In addition, the Company may be prevented from making new borrowings or drawing down further on its senior credit facility.

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

To provide the Company with greater flexibility in connection with the integration of the AVSDC business, four investors (the "LOC Lenders") posted letters of credit in the aggregate amount of $8.0 million for the benefit of Bank of America, as agent under the Company's Senior Credit Facility. Under the original terms of this agreement Bank of America had the right to draw upon the letters of credit in the event that the Company defaulted under its Senior Credit Facility. Because the Company was not in compliance with the financial covenants contained in its Senior Credit Facility for the fiscal year ended December 31, 2000, Bank of America is presently entitled to draw down on the letters of credit. The letters of credit by their terms expire on June 1, 2001. The Company is presently in discussions with the LOC Lenders to extend the expiration of the letters of credit. The Company believes that Bank of America will draw on such letters of credit prior to their expiration if the maturities of such letters of credit are not extended or the Company's headquarters facility in Sunrise, Florida is not sold prior to expiration of the letters of credit. The amounts of such draws are deemed term loans from the LOC Lenders to the Company and bear interest at the rate of 18% per annum until paid. Such term loans mature upon the earlier to occur of December 1, 2001 or the sale by the Company of its headquarters facility; provided, however, that the Company is not obligated to repay the principal of any such term loans until the sale of its Sunrise facility is completed. In the event that a sale of the headquarters facility is not completed by the time a draw has been made on the letters of credit, the LOC Lenders have the right to acquire the Company's Sunrise facility and lease such facility to the Company.

Contractual debt maturities for each of the five years subsequent to December 31, 2000 are as follows (in thousands):

         Year ending
         December 31,
         ------------
             2001                            $    200
             2002                              54,000
             2003                             253,527
             2004                                  --
             2005                                  --
             Thereafter                        36,270
                                             --------
                                             $343,997
                                             ========

13.  LEASES

OPERATING LEASES AS LESSOR. One of the Company's product offerings is the leasing of aircraft and engines. These lease agreements have typical lease terms of 3 to 60 months and provide for a fixed time charge plus a usage charge based on flight hours and cycles. Contingent rentals included in income during 2000, 1999 and 1998 were $6.9 million, $10.8 million and $8.3 million, respectively.

OPERATING LEASES AS LESSEE. The Company has several operating leases, primarily for transportation equipment and facilities that expire over the next five years. These leases generally require the Company to pay all executory costs such as maintenance and insurance and provide for early termination at stipulated values. Total rent expense for all operating leases for the years ended December 31, 2000, 1999 and 1998 amounted to $1.6 million, $1.5 million and $0.6 million, respectively.

CAPITAL LEASES AS LESSEE. In connection with the acquisition of AVSDC, the Company entered into leases with AVSDC pursuant to which the Company agreed to lease certain assets including facilities, furniture, fixtures and equipment for a period of one year. AVSDC may require the Company to purchase the leased assets at any time during the sixty days following the term of the lease. See
Note 5 - Capital Lease Obligations for more information on these leases.

LEASE PAYMENTS.  At December 31, 2000, future minimum lease payments, including imputed interest on capital leases of $1.1 million, are as follows (in thousands):

                                    Operating Leases             Capital Leases
                             -------------------------------     --------------
                             As Lessor             As Lessee        As Lessee
                             ---------             ---------     --------------

      2001                    $11,304              $ 5,498         $10,657
      2002                      6,019                5,610              --
      2003                      4,202                5,034              --
      2004                      2,965                4,771              --
      2005                        108                4,744              --
      Thereafter                   --                1,059              --
                              -------              -------         -------
                              $24,598              $26,716         $10,657
                              =======              =======         =======

The lease income amounts in the previous table are based upon the assumption that equipment will remain on lease for the length of time specified by the respective lease agreements. This is not a projection of future lease revenue; no effect has been given to renewals, new business, cancellations, contingent rentals, sales of equipment under lease or future rate changes.

14.  INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 is summarized as follows (in thousands):

                                    2000             1999             1998
                                  --------         --------        --------
Current:
       Federal                    $    662         $ 10,471        $  8,795
       State and local                 229            1,027           1,162
                                  --------         --------        --------
                                       891           11,498           9,957
Deferred                           (18,821)             892           1,722
                                  --------         --------        --------
Provision for income taxes        $(17,930)        $ 12,390        $ 11,679
                                  ========         ========        ========


The actual tax expense differs from the "expected" tax expense for the years ended December 31, 2000, 1999 and 1998 (computed by applying the U.S. federal corporate tax rate of 35% for the years ended December 31, 2000, 1999 and 1998 to income before income taxes), as follows (in thousands):


                                                             2000            1999             1998
                                                          --------         --------         --------
Computed "expected" tax expense (benefit)                 $(16,769)        $ 11,509         $ 10,940
State income tax (benefit), net of federal benefit          (1,333)             849              846
Foreign sales corporation benefit                              (86)            (258)            (155)
Other                                                          258              290               48
                                                          --------         --------         --------
Actual tax expense (benefit)                              $(17,930)        $ 12,390         $ 11,679
                                                          ========         ========         ========


Total income tax expense for the years ended December 31, 2000, 1999 and 1998 was allocated as follows (in thousands):


                                                           2000             1999            1998
                                                         --------         --------        --------
Income (loss) from continuing operations                 $(17,930)        $ 12,390        $ 11,679
Income tax benefit from extraordinary items                  (803)              --              --
Stockholders' equity, for unrealized
   gain/(loss) on investment securities                        --               --             190
                                                         --------         --------        --------
                                                         $(18,733)        $ 12,390        $ 11,869
                                                         ========         ========        ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below (in thousands):


                                                                                2000             1999
                                                                              --------         --------
Deferred tax assets:
              Accounts receivable, principally due to allowance for
                 doubtful accounts                                            $  2,978         $  3,184
              Inventories, principally due to additional costs
                 inventoried for tax purposes pursuant to the Tax
                 Reform Act of 1986 and Reserves                                35,998            4,165
              Accrued liabilities, principally for financial reporting
                 Purposes                                                        1,075              310
              Deferred rental and leasing revenue                                  574              739
              State net operating losses                                            93              365
              Other                                                                 --               14
                                                                              --------         --------
Total gross deferred tax assets                                                 40,718            8,777
Less valuation allowance                                                            --               --
                                                                              --------         --------
Deferred tax assets                                                             40,718            8,777


Deferred tax liabilities:
              Property, plant and equipment                                     (1,620)            (222)
              Equipment under operating leases                                  (9,060)          (7,403)
              Intangible assets                                                 (1,264)          (1,167)
                                                                              --------         --------
Deferred tax liabilities                                                       (11,944)          (8,792)
                                                                              --------         --------
Net deferred tax (liabilities) assets                                         $ 28,774         $    (15)
                                                                              ========         ========


The Company's management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. As such, no valuation allowance has been established. On December 31, 1998 and April 29, 1999, the Company acquired all of the outstanding stock of Solair, Inc. and Certified Aircraft Parts, Inc., respectively. The Company files a consolidated income tax return which will include both Solair and Certified. Thus, deferred taxes were calculated on a consolidated basis as of the acquisition dates. Therefore, the Company, as a result of the acquisitions, has recognized net deferred tax assets of $4.5 million and $10.0 million from Solair in 1998 and 2000, respectively and net deferred tax liabilities of $2.2 million from Certified in 1999 which are included in the consolidated net deferred tax asset position of $28.8 million for December 31, 2000.

15.  STOCKHOLDERS' EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value. In June 1998, the Company completed a secondary public offering of 2,750,000 shares of common stock at $26.00 per share, resulting in net proceeds of $67.4 million. In July 1998, the Company's underwriters exercised their over-allotment option to purchase an additional 412,500 shares of common stock at $26.00, resulting in additional net proceeds of $10.2 million. The Company had 11,910,981 shares of common stock outstanding at December 31, 2000 and 1999.

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

During 2000 and 1999, the Board of Directors of the Company approved loans in the aggregate amount of $0.4 million and $0.3 million, respectively, to certain officers and directors of the Company for the purposes of purchasing shares of common stock in the open market. The loans will be unsecured and payable over four years for employees or five years for directors at an interest rate based on the applicable federal rate, as defined by the agreement, at the time of the loan. The average interest rate for these loans at December 31, 2000 and 1999 was 6.3% and 5.9%, respectively. Interest will be paid annually by officers and will accrue and be paid at maturity by directors. As of December 31, 2000 and 1999, the outstanding balance on the loans receivable was $1.7 million and $1.6 million, respectively.

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

In connection with certain advisory services performed in connection with the acquisition of assets from AVSDC, on December 1, 2000, the Company issued warrants to Deutsche Banc Alex. Brown Inc. to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $3.59 per share. The warrants become exercisable on March 1, 2002 and expire on December 1, 2007.

In connection with the acquisition of assets from AVSDC, on November 30, 2000, the Company issued warrants to purchase up to 10,000 shares of the Company's Common Stock at an exercise price of $3.59 per share to each of the four investors ("the LOC Lenders") who posted letters of credit in the aggregate amount of $8.0 million for the benefit of Bank of America, as agent under the Company's Senior Credit Facility. The LOC Lenders are entitled to receive additional warrants to purchase up to 80,000 shares of Common Stock if the letters of credit remain outstanding. All warrants issued to the LOC Lenders are exercisable at any time within five years after the applicable date of issuance.

In connection with the Key Notes, the Company issued warrants to purchase 368,381 shares of the Company's common stock for $0.01 per share which are still outstanding at December 31, 2000. The warrants are immediately exercisable and expire on November 13, 2007.

The Company had 1,281,291 and 1,147,030 warrants outstanding at December 31, 2000 and 1999, respectively. Each warrant entitles the holder to the purchase of one share of the Company's common stock at various stated prices. These warrants are exercisable at various times. The Company has reserved 5.0 million common shares for the exercise of these warrants.

16.  EMPLOYEE STOCK OPTION PLANS

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

The following table summarizes the status of the Company's stock option plans:

                                                              Weighted
                                            Shares         Average Option
                                         (in thousands)    Exercise Price
                                          ------------     --------------

Outstanding at December 31, 1997            2,064            $ 11.12
     Granted                                1,819              15.33
     Exercised                                (80)              7.46
     Expired or Canceled                   (1,181)             21.47
                                           ------              -----
Outstanding at December 31, 1998            2,622               9.51
     Granted                                  407              18.74
     Exercised                               (149)              7.38
     Expired or Canceled                       (6)             21.37
                                           ------              -----
Outstanding at December 31, 1999            2,874              10.90
     Granted                                  535               4.69
     Exercised                                 --                 --
     Expired or Canceled                     (385)             13.00
                                           ------              -----
Outstanding at December 31, 2000            3,024            $  9.53
                                           ======              =====
At December 31, 2000:

Shares Available for Future Grant              87                 --

EXERCISABLE OPTIONS:

December 31, 1998                             749            $  7.32
December 31, 1999                           1,855               9.66
December 31, 2000                           2,135               9.95


The following table summarizes the status of stock options outstanding and exercisable as of December 31, 2000, by range of exercise price:


                                                  Remaining         Weighted
                                 Options         Contractual         Average                                  Weighted
 Range of Exercise             Outstanding           Term           Exercise                Options            Average
       Prices                 (in thousands)      (in years)          Price               Exercisable       Exercise Price
---------------------          -----------       -----------        ---------             -----------       ---------------
$3.00 - $7.00                      522               8.4              $ 4.35                   122               $5.00
$7.01 - $10.00                   1,147               6.4              $ 8.13                   991               $8.17
$10.01 - $15.00                    992               7.2              $10.21                   786              $10.18
$15.01 - $25.75                    363               8.1              $19.56                   236              $19.15
                                 -----                                                       -----
                                 3,024                                                       2,135
                                 =====                                                       =====


The weighted average per share fair values of options granted under the Company's stock option plans during 2000, 1999 and 1998 were $3.99, $14.11 and $18.13, respectively. Had the fair value of the grants under these plans been recognized as compensation expense over the vesting period of the awards, the Company's net earnings (loss) and earnings (loss) per share would have reflected the pro forma amounts shown below (in thousands, except per share amounts):


                                               2000                  1999               1998
                                             ----------           ---------         -----------
Net (loss) earnings:
     As reported                             $  (31,330)          $  20,535         $    19,578
     Pro forma                                  (32,350)             14,594              15,053

(Loss) earnings per share - basic:
     As reported                                  (2.63)               1.73                1.94
     Pro forma                                    (2.72)               1.23                1.49

(Loss) earnings per share - diluted:
     As reported                                  (2.63)               1.48                1.53
     Pro forma                                    (2.72)               0.89                1.02


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0% in 2000, 1999 and 1998; expected volatility of 80% in 1999 and 2000 and 59% in 1998; a risk-free interest rate of 6.13% in 2000 and 5.35% in 1999 and 1998; and an expected holding period of 10 years.

17.  (LOSS) EARNINGS PER SHARE

Diluted earnings (loss) per share for the years ended December 31, 2000, 1999 and 1998 were calculated as follows (in thousands):


                                                                 2000               1999              1998
                                                               --------           --------          --------
Net (loss) income                                              $(31,330)          $ 20,535          $ 19,578
Income adjustment relating to reduction of debt based
     on the if converted method                                      --              4,155             3,423
                                                               --------           --------          --------
Net (loss) income available to common and common
     equivalent shares                                          (31,330)            24,690            23,001
                                                               ========           ========          ========

Weighted average number of common shares
     outstanding - basic                                         11,911             11,855            10,087
Dilutive common stock equivalents from stock
     options and warrants based on the treasury
     stock method                                                    --                865             3,543
Dilutive convertible subordinated notes based
     on the if converted method                                      --              3,954             1,431
                                                               --------           --------          --------
Weighted average number of common shares
     outstanding - diluted                                       11,911             16,674            15,061
                                                               ========           ========          ========


At December 31, 1998, 1999 and 2000, options and warrants to purchase 726,000, 2,807,000 and 4,306,000 shares of common stock, respectively were outstanding but were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares during the period. Conversion of the Convertible Subordinated Notes were not assumed in 2000 due to the Company's net loss position.

18.  SEGMENT REPORTING

The Company has four reportable segments: (i) Commercial Engine Parts, (ii) Defense, (iii) Whole Engine and Aircraft and (iv) Airframe Avionics and Rotables. The Commercial Engine Parts segment is involved in the business of purchasing, overhauling (primarily through subcontractors), reselling and leasing of engine parts for large turbo-fan engines manufactured by CFM International, General Electric, Pratt & Whitney and Rolls Royce. The Defense segment is an after-market reseller of aircraft parts and turbojet engines and engine parts for helicopters and large transport aircraft. The segment's primary focus is on the Lockheed Martin C-130 Hercules aircraft, a widely used military transport aircraft, the Allison (Rolls Royce) T56/501 engine, which powers this aircraft and the Allison 250, with approximately 16,000 units actively in use by helicopters. The Company entered the small engine segment in 1997 with the acquisition of Aero Support. The acquisition of Certified on April 29, 1999 enhanced the Company's presence in this market segment. The Whole Engine and Aircraft segment leases and resells whole engines and aircraft. The Airframe Avionics and Rotables segment is engaged in the sale of a wide variety of aircraft rotables and expendable components including flight data recorders, electrical and mechanical equipment and radar and navigation systems. The Company entered the avionics and rotables segment in 1998 with the acquisition of Solair and expanded it's presence with the acquisition of AVSDC in 2000.

The Commercial Engine Parts, Whole Engine and Aircraft, and Airframe Avionics and Rotables segments operate as the Commercial business unit. The Defense segment operates independently as the Defense business unit. The Company has not historically allocated selling, general and administrative expenses, depreciation and amortization, interest expense or income taxes to its business segments. Rather, the Company has evaluated performance of the business segments based on revenue and gross margins. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.



                                                                 (in thousands)
                                                  2000                1999               1998
                                               ---------           ---------          ---------
REVENUES
Commercial Engine Parts                        $  92,099           $  75,021          $  41,529
Defense                                           76,261              47,977             24,186
Whole Engine and Aircraft                        113,873             153,904            114,334
Airframe Avionics and Rotables                    71,750              54,042                 --
                                               ---------           ---------          ---------
   Total revenue                               $ 353,983           $ 330,944          $ 180,049
                                               =========           =========          =========

GROSS MARGIN
Commercial Engine Parts                        $  (9,729)          $  25,577          $  14,425
Defense                                           26,406              16,998              8,389
Whole Engine and Aircraft                         14,531              46,600             40,326
Airframe Avionics and Rotables                    11,823              13,766                 --
                                               ---------           ---------          ---------
   Total gross margin                          $  43,031           $ 102,941          $  63,140
                                               =========           =========          =========

INVENTORIES AND EQUIPMENT UNDER LEASE
Commercial Engine Parts                        $  74,781           $ 108,513          $  84,278
Defense                                           47,891              40,594             19,870
Whole Engine and Aircraft                        126,779             150,137            144,962
Airframe Avionics and Rotables                    44,744              45,384             41,372
                                               ---------           ---------          ---------
   Total inventories and equipment
      under lease                              $ 294,195           $ 344,628          $ 290,482
                                               =========           =========          =========

GEOGRAPHIC REVENUE INFORMATION

Revenue from domestic customers                  244,499             210,911            120,633
Revenue from international customers             109,484             120,033             59,416
                                               ---------           ---------          ---------
   Total revenue                               $ 353,983           $ 330,944          $ 180,049
                                               =========           =========          =========


19.  OTHER MATTERS

At December 31, 2000 there were no material legal proceedings pending against the Company or any of its property. However, the Company may become party to various claims, legal actions and complaints arising in the ordinary course of business or otherwise. The Company cannot determine whether such actions would have a material impact on the financial condition, results of operations or cash flows of the Company.

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

In February 1998, the Company established a defined contribution savings plan that covers substantially all eligible employees. Company contributions to the plan are based on employee contributions and the level of company match. Company contributions to the plan totaled approximately $310,000, $172,000 and $32,000 in 2000, 1999 and 1998, respectively.

20.  RELATED PARTY TRANSACTIONS

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

Under the terms of the agreement, Helix received a monthly retainer of $25,000. In addition, under the terms of the agreement, a success fee was to be paid by the Company on a per transaction basis, based upon the aggregate consideration in connection with the applicable transaction. During the years ended December 31, 2000, 1999 and 1998, the Company paid $44,000, $1.5 million and $2.0 million, respectively, and issued warrants for the purchase of 7,250 shares in 1998 of the Company's common stock at exercise prices between $19.00 and $27.50 per share, expiring in three to five years, to Helix relating to such agreement.

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

At December 31, 2000, the Company had notes receivable from KAV totaling $3.4 million. In addition, under the terms of the Consignment Agreement with KAV, at December 31, 2000, the Company was obligated to pay KAV $7.8 million for KAV inventory which was sold by the Company during the year ended December 31, 2000.

21. SUPPLEMENTAL FINANCIAL DATA

(A) QUARTERLY DATA - UNAUDITED


                                                               Quarters
                                              (in thousands, except per share amounts)
                                         --------------------------------------------------
                                           First        Second         Third        Fourth
                                         --------      --------      --------      --------
Total revenues:
2000                                     $ 74,471      $ 82,247      $101,026      $ 96,239
1999                                     $ 79,056      $ 88,227      $ 70,731      $ 92,930

Earnings (loss) from continuing
operations:
2000                                     $    664      $  1,392      $  1,520      $(33,557)
1999                                     $  7,148      $  6,033      $  3,411      $  3,943

Net earnings (loss):
2000                                     $    664      $  1,392      $  1,520      $(34,906)
1999                                     $  7,148      $  6,033      $  3,411      $  3,943

Earnings (loss) from continuing
operations per common share -
diluted:
2000                                     $   0.06      $   0.12      $   0.13      $  (2.82)
1999                                     $   0.47      $   0.41      $   0.27      $   0.31

Net earnings (loss) per common
share - diluted:
2000                                     $   0.06      $   0.12      $   0.13      $  (2.93)
1999                                     $   0.47      $   0.41      $   0.27      $   0.31


(B) GUARANTOR/NON-GUARANTOR FINANCIAL STATEMENTS - UNAUDITED

The following consolidating financial information presents balance sheet, income statement and cash flow information related to the Company's business. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary of the Company and has fully and unconditionally guaranteed the 8.5% senior subordinated notes issued by the Company, on a joint and several basis. The Non-Guarantors are the Company's foreign subsidiaries. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

(C)               KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                           BALANCE SHEET INFORMATION
                                December 31, 2000
                                 (In thousands)
                                  (Unaudited)


                                           Kellstrom
                                          Industries,      Guarantor       Non Guarantor
                                             Inc         Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                        -------------    -------------     -------------     ------------     -------------
                      ASSETS

Current asset:
   Cash and cash equivalents           $     (12,012)    $       9,683     $          83     $       2,246     $          --
   Trade receivables                          16,857            63,426                32                              80,315
   Intercompany receivable                   267,086           (10,352)              (41)         (256,693)               --
   Inventories                                75,215           120,425                --                             195,640
   Property held for sale                     12,601             7,331                --                              19,932
   Prepaid expenses and other
     current assets                            2,225               354                94                               2,673
   Income tax receivable                       3,928                --                --                               3,928
   Deferred tax assets                         7,082            33,636                --                              40,718
                                       -------------     -------------     -------------     -------------     -------------
      Total current assets                   372,982           224,503               168          (254,447)          343,206

Equipment under operating
 leases, net                                      --            98,555                --                              98,555
Property, plant and equipment,
   net                                        10,197             9,596               103                              19,896
Goodwill, net                                 50,528            45,238                --                              95,766
Notes receivables                                 --             3,435                --                               3,435
Deferred financing charges                     5,403                --                --                --             5,403
Other assets                                   1,928             5,286                --                               7,214
                                       -------------     -------------     -------------     -------------     -------------
      Total Assets                     $     441,038     $     386,613     $         271     $    (254,447)    $     573,475
                                       =============     =============     =============     =============     =============

      LIABILITIES AND STOCKHOLDERS'
       EQUITY

Current liabilities:
   Short-term debt                     $     167,277     $          --     $          --                       $     167,277
   Current maturities of
    long-term debt                               200                --                --                                 200
   Accounts payable                           10,937            24,666                 5               735            36,343
   Accrued expenses                            8,042            23,367                50                              31,459
   Income tax payable                             --                --                --                                  --
Other current liabilities-current                 --             9,597                --                               9,597
Intercompany payable                         124,696           130,889              (403)         (255,182)               --
                                       -------------     -------------     -------------     -------------     -------------
      Total current liabilities              311,152           188,519              (348)         (254,447)          244,876

Long-term debt, less current
 maturities                                   34,937                --                --                              34,937
Convertible subordinated notes               140,250                --                --                             140,250
Deferred tax liabilities-non
 current                                       2,819             9,125                --                              11,944
                                       -------------     -------------     -------------     -------------     -------------
      Total Liabilities                      489,158           197,644              (348)         (254,447)          432,007

Stockholders' Equity:
   Common stock                                   10                 1                 1                --                12
   Additional paid-in capital                  3,148           119,172               551                --           122,871
   Retained earnings/(Accumulated
    deficit)                                 (49,544)           69,757               125                --            20,338
   Loans receivable from directors
    and officers                              (1,734)               --                --                              (1,734)
   Foreign currency translation
    adjustment                                    --                39               (58)                                (19)
                                       -------------     -------------     -------------     -------------     -------------
      Total Stockholders' Equity             (48,120)          188,969               619                --           141,468
                                       -------------     -------------     -------------     -------------     -------------
      Total Liabilities and
        Stockholders' Equity           $     441,038     $     386,613     $         271     $    (254,447)    $     573,475
                                       =============     =============     =============     =============     =============




                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENT OF OPERATIONS INFORMATION
                      For the Year Ended December 31, 2000
                                 (In thousands)
                                  (Unaudited)


                                      Kellstrom
                                     Industries,         Guarantor         Non Guarantor                             Ending
                                        Inc            Subsidiaries         Subsidiaries         Eliminations        Balance
                                   -------------       -------------       -------------         ------------     -------------
Sales of aircraft and
 engine parts, net                  $  92,099            $ 239,056             $1,100                $  --          $ 332,255
Rental revenues                            --               21,728                 --                   --             21,728
                                    ---------            ---------             ------                -----          ---------
   Total revenues                      92,099              260,784              1,100                   --            353,983

Cost of goods sold                     63,679              183,733                  1                   --            247,413
Cost of goods sold -
 inventory write-down                  37,716                7,753                 --                   --             45,469
Depr. of equip. under
 operating leases                          --               18,070                 --                   --             18,070
SG&A                                   22,574               25,685                982                   --             49,241
Depreciation and amortization           3,354                3,460                 45                   --              6,859
Restructuring, impairment of
 assets and other charges                 495                7,967                 --                   --              8,462
                                    ---------            ---------             ------                -----          ---------
   Total operating expenses           127,818              246,668              1,028                  --             375,514

   Operating (loss) income            (35,719)              14,116                 72                   --            (21,531)

Interest expense - net of
 interest income                       26,591                 (211)                --                   --             26,380
                                    ---------            ---------             ------                -----          ---------
   Income (loss) before taxes         (62,310)              14,327                 72                   --            (47,911)

Income taxes (benefit)                (23,319)               5,362                 27                   --            (17,930)
                                    ---------            ---------             ------                -----          ---------
Income (loss) from Continuing
 Operations                           (38,991)               8,965                 45                   --            (29,981)

Extraordinary Loss, Ext.
  of Debt, net of tax                  (1,349)                  --                 --                                  (1,349)
                                    ---------            ---------             ------                -----          ---------
   Net (loss) income                $ (40,340)           $   8,965             $   45                $  --          $ (31,330)
                                    =========            =========             ======                =====          =========



                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENT OF CASH FLOWS INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (In thousands)
                                  (Unaudited)



                                               Kellstrom                      Non
                                              Industries,    Guarantor      Guarantor    Elimina-     Consoli-
                                                 Inc.       Subsidiaries  Subsidiaries    tions        dated
                                             ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                            $    (40,341) $      8,966  $         45  $         --  $    (31,330)
Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation and amortization                  3,354         3,460            45            --         6,859
     Depreciation of equipment under
      operating leases                                 --        18,070            --            --        18,070
     Restructuring, impairment of assets
      and other charges                               495         7,967                                     8,462
     Write-down of inventory                       37,717         7,752                                    45,469
     Amortization of deferred
      financing costs                               2,103            --            --            --         2,103
     Deferred income taxes                        (18,821)           --            --            --       (18,821)
     Loss on early retirement of debt               2,152            --            --            --         2,152
     Loss on sales of investment
      securities                                       --            --            --            --            --

Changes in operating assets and
 liabilities:
     (Increase) decrease in trade
       receivables, net                            18,376       (22,309)          (32)           --        (3,965)
     (Increase) decrease in inventories            18,764       (41,766)           --            --       (23,002)
     Increase in equipment under
       operating leases                                --         5,081            --            --         5,081
     Decrease in prepaid expenses and
       other current assets                           530           391            22         1,511         2,454
     Increase in income tax receivable             (3,722)                                                 (3,722)
     Decrease (increase) in other assets            3,585        (3,659)           --            --           (74)
     Increase (decrease) in accounts payable       (5,033)       14,506             4           735        10,212
     Increase (decrease) in accrued expenses       (9,878)       14,978            15            --         5,115
                                             ------------  ------------  ------------  ------------  ------------
           Net cash provided by operating
            activities                              9,281        13,437            99         2,246        25,063
                                             ------------  ------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired           (28,234)                         --            --       (28,234)
     Acquisition earn-out payments                 (2,286)       (1,333)                                   (3,619)
     Purchase of property, plant and
       equipment                                   (4,277)       (2,667)                                   (6,944)
     Investment in KAV receivable                  (2,236)                                                 (2,236)
                                             ------------  ------------  ------------  ------------  ------------
           Net cash used in investing
             activities                           (37,033)       (4,000)           --            --       (41,033)
                                             ------------  ------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of
      credit agreement                              1,303                                                   1,303
     Advances to/from Parent                                                                                   --
     Debt repayment, including capital
      lease obligation                            (14,302)                                                (14,302)
     Proceeds from the issuance of debt            30,000                                                  30,000
     Proceeds from the issuance of
      convertible subordinated notes                                                                           --
     Proceeds from repayment of loans
      to directors and officers                      (161)                                                   (161)
     Payment of deferred financing
      costs                                        (1,142)                                                 (1,142)
                                             ------------  ------------  ------------  ------------  ------------
           Net cash provided by
             financing activities                  15,698            --            --            --        15,698
                                             ------------  ------------  ------------  ------------  ------------

NET INCREASE IN CASH & CASH EQUIVALENTS           (12,054)        9,437            99         2,246          (272)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD           42           246           (16)           --           272
                                             ------------  ------------  ------------  ------------  ------------
CASH & CASH EQUIVALENTS, END OF PERIOD       $    (12,012) $      9,683  $         83  $      2,246            --
                                             ============  ============  ============  ============  ============

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                           BALANCE SHEET INFORMATION
                               December 31, 1999
                                 (In thousands)
                                  (Unaudited)



                                                Kellstrom
                                                Industries,      Guarantor      Non Guarantor
                                                   Inc          Subsidiaries     Subsidiaries      Eliminations    Consolidated
                                             -------------     -------------    -------------     -------------    -------------
                      ASSETS
Current asset:
   Cash and cash equivalents                    $      42         $     246      $     (16)        $       --        $     272
   Trade receivables                               35,233            25,442             --                 --           60,675
   Intercompany receivable                        303,959                 1              1           (303,961)              --
   Inventories                                    108,513            85,978             --                 --          194,491
   Prepaid expenses and other
    current assets                                  2,828               745            115              1,511            5,199
   Deferred tax assets-current                      5,103             3,177             --                 --            8,280
                                                ---------         ---------      ---------          ---------        ---------
      Total current assets                        455,678           115,589            100           (302,450)         268,917

Equipment under operating leases, net                  --           150,137             --                             150,137
Property, plant and equipment, net                 18,174             7,040            126                              25,340
Goodwill, net                                      50,261            37,564             --                              87,825
Other assets                                          801             1,627             --                               2,428
Deferred financing charges                          6,798                --             --                 --            6,798
Deferred tax assets-noncurrent                         --                --             --                 --               --
                                                ---------         ---------      ---------          ---------        ---------
      Total Assets                              $ 531,712         $ 311,957      $     226          $(302,450)       $ 541,445
                                                =========         =========      =========          =========        =========

      LIABILITIES AND STOCKHOLDERS'
       EQUITY

Current liabilities:
   Short-term debt                              $ 165,774         $      --      $      --          $      --        $ 165,774
   Notes payable                                    2,146                --             --                 --            2,146
   Current maturities of long-term
     debt                                             200                --             --                 --              200
   Accounts payable                                 7,554            10,159             --                 --           17,713
   Accrued expenses                                11,614             6,483             37                 --           18,134
   Income tax payable                              (1,511)               --             --              1,511               --
Deferred tax liability-current                         --                --             --                 --               --
Intercompany payable                              169,848           134,002           (385)          (303,465)              --
                                                ---------         ---------      ---------          ---------        ---------
      Total current liabilities                   355,625           150,644           (348)          (301,954)         203,967

Long-term debt, less current
  maturities                                       17,720                --             --                              17,720
Convertible subordinated notes                    140,250                --             --                             140,250
Deferred tax liabilities-non current                  892             7,403             --                 --            8,295
                                                ---------         ---------      ---------          ---------        ---------
      Total Liabilities                           514,487           158,047           (348)          (301,954)         370,232

Stockholders' Equity:
   Common stock                                        11                 1              1                 (1)              12
   Additional paid-in capital                      27,770            92,793            550                 (9)         121,104
   Retained earnings                               (8,983)           61,110             27               (486)          51,668
   Loans receivable from directors
     and officers                                  (1,573)               --             --                              (1,573)
   Foreign currency translation
    adjustment                                         --                 6             (4)                                  2
                                                ---------         ---------      ---------          ---------        ---------
      Total Stockholders' Equity                   17,225           153,910            574               (496)         171,213
                                                ---------         ---------      ---------          ---------        ---------
      Total Liabilities and Stockholders'
       Equity                                   $ 531,712         $ 311,957      $     226          $(302,450)       $ 541,445
                                                =========         =========      =========          =========        =========


                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENT OF OPERATIONS INFORMATION
                      For the Year Ended December 31, 1999
                                 (In thousands)
                                  (Unaudited)

                                      Kellstrom
                                     Industries,         Guarantor         Non Guarantor                             Ending
                                        Inc            Subsidiaries         Subsidiaries         Eliminations        Balance
                                   -------------       -------------       -------------         ------------     -------------
Sales of aircraft and
 engine parts, net                 $      81,626       $     207,286       $         778      $        (778)      $     288,912
Rental revenues                               --              42,032                  --                 --              42,032
                                   -------------       -------------       -------------      -------------       -------------
   Total revenues                         81,626             249,318                 778               (778)            330,944

Cost of Goods Sold                        54,795             146,094                  --                 --             200,889
Depr. of equip. under
 operating leases                             --              27,114                  --                 --              27,114
SG&A                                      26,120              14,338                 692                 --              41,150
Depreciation and amortization              3,465               1,896                  37                 --               5,398
Restructuring, impairment of
 assets and other charges                  2,200                  --                  --                 --               2,200
                                   -------------       -------------       -------------      -------------       -------------
   Total operating expenses               86,580             189,442                 729                 --             276,751

   Operating income                       (4,954)             59,876                  49               (778)             54,193

Interest expense - net
 of interest income                       21,550                (282)                 --                 --              21,268
                                   -------------       -------------       -------------      -------------       -------------
   Income before taxes                   (26,504)             60,158                  49               (778)             32,925

Income taxes                              (9,974)             22,638                  18               (292)             12,390
                                   -------------       -------------       -------------      -------------       -------------
   Net income                      $     (16,530)      $      37,520       $          31     $         (486)      $      20,535
                                   =============       =============       =============      =============       =============

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENT OF CASH FLOWS INFORMATION
                      For the Year Ended December 31, 1999
                                 (In thousands)
                                  (Unaudited)



                                               Kellstrom                      Non
                                              Industries,    Guarantor      Guarantor   Elimina-       Consoli-
                                                 Inc.       Subsidiaries  Subsidiaries   tions          dated
                                             ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $    (16,530) $     37,520  $         31  $       (486) $     20,535
Adjustments to reconcile net income to
 net cash used in operating activities:
     Depreciation and amortization                  3,465         1,896            37            --         5,398
     Depreciation of equipment under
      operating leases                                 --        27,114            --            --        27,114
     Amortization of deferred
       financing costs                              2,043            --            --            --         2,043
     Deferred income taxes                          1,692          (800)           --            --           892
     Loss on sales of investment
      securities                                       --            --            --            --            --

Changes in operating assets and
 liabilities:
     Increase in trade receivables,
       net                                        (19,950)       (5,159)           --            --       (25,109)
     Increase in inventories                      (19,498)      (13,715)           --            --       (33,213)
     Increase in equipment under
      operating leases                                 --       (36,727)           --            --       (36,727)
     Decrease (increase) in prepaid
      expenses and other current assets              (363)          411          (116)       (1,511)       (1,579)
     Decrease (increase) in other assets             (209)         (743)            1            --          (951)
     Increase (decrease) in accounts
       payable                                      1,574        (1,853)           --            --          (279)
     Increase (decrease) in accrued
      expenses                                     (7,084)        1,534            36            --        (5,514)
     Increase in income taxes payable              (1,203)           --            --            --        (1,203)
                                             ------------  ------------  ------------  ------------  ------------
           Net cash used in operating
            activities                            (56,063)        9,478           (11)       (1,997)      (48,593)
                                             ------------  ------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired            (3,316)      (16,774)           --            --       (20,090)
     Acquisition earn-out payments                 (1,700)       (3,359)                                   (5,059)
     Purchase of property, plant and
      equipment                                    (7,067)       (3,998)                                  (11,065)
     Proceeds from sales of property,
       plant and equipment                             72                                                      72
     Proceeds from sales of investment
       securities                                                                                              --
                                             ------------  ------------  ------------  ------------  ------------
           Net cash used in investing
            activities                            (12,011)      (24,131)           --            --       (36,142)
                                             ------------  ------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit
       agreement                                   88,494                                                  88,494
     Advances to/from Parent                      (16,564)       14,578           (11)        1,997            --
     Debt repayment, including
      capital lease obligation                     (5,037)                                                 (5,037)
     Proceeds from the issuance
       of common stock                              1,097                                                   1,097
     Proceeds from the issuance of
      convertible subordinated notes                                                                           --
     Proceeds from repayment of loans
       to directors and officers                     (180)                                                   (180)
     Payment of deferred financing costs             (474)                                                   (474)
                                             ------------  ------------  ------------  ------------  ------------
           Net cash provided by financing
             activities                            67,336        14,578           (11)        1,997        83,900
                                             ------------  ------------  ------------  ------------  ------------

NET INCREASE IN CASH & CASH EQUIVALENTS              (738)          (75)          (22)           --          (835)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD          780           321             6            --         1,107
                                             ------------  ------------  ------------  ------------  ------------
CASH & CASH EQUIVALENTS, END OF PERIOD       $         42  $        246  $        (16) $         --  $        272
                                             ============  ============  ============  ============  ============


                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENT OF OPERATIONS INFORMATION
                      For the Year Ended December 31, 1998
                                 (In thousands)
                                  (Unaudited)


                                      Kellstrom
                                     Industries,         Guarantor         Non Guarantor                         Ending
                                        Inc.           Subsidiaries         Subsidiaries     Eliminations        Balance
                                   -------------       -------------       -------------     ------------     -------------
Sales of aircraft and
 engine parts, net                    $ 90,303           $ 58,599           $     --             $ --            $148,902
Rental revenues                             --             31,147                 --               --              31,147
                                      --------           --------           --------             ----            --------
   Total revenues                       90,303             89,746                 --               --             180,049

Cost of Goods Sold                      60,993             39,228                 --               --             100,221
Depr. of equip. under
  operating leases                          --             16,688                 --               --              16,688
SG&A                                    15,578              3,471                  3               --              19,052
Depreciation and amortization            2,437                621                 --               --               3,058
                                      --------           --------           --------             ----            --------
   Total operating expenses             79,008             60,008                  3               --             139,019

   Operating income                     11,295             29,738                 (3)              --              41,030

Interest expense - net of
 interest income                         9,761                 11                  1               --               9,773
                                      --------           --------           --------             ----            --------
   Income before taxes                   1,534             29,727                 (4)              --              31,257

Income taxes                               573             11,107                 (1)              --              11,679
                                      --------           --------           --------             ----            --------
   Net income                         $    961           $ 18,620           $     (3)            $ --            $ 19,578
                                      ========           ========           ========             ====            ========





                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENT OF CASH FLOWS INFORMATION
                      For the Year Ended December 31, 1998
                                 (In thousands)
                                  (Unaudited)





                                               Kellstrom                      Non
                                              Industries,     Guarantor      Guarantor        Elimina-     Consoli-
                                                 Inc.        Subsidiaries  Subsidiaries         tions       dated
                                              ------------   ------------  ------------      ---------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $    961        $  18,620       $  (3)            $ --      $  19,578
Adjustments to reconcile net income to
 net cash used in operating activities:
     Depreciation and amortization               2,437              621          --               --          3,058
     Depreciation of equipment under
      operating leases                              --           16,688          --               --         16,688
     Amortization of deferred
       financing costs                           1,377               --          --               --          1,377
     Deferred income taxes                       1,130              592          --               --          1,722
     Loss on sales of investment
      securities                                   119               --          --               --            119
     Gain on sale of property,
      plant and equipment                         (102)              --          --               --           (102)

Changes in operating assets and
   liabilities:
     Increase in trade receivables,
        net                                     (1,823)          (1,099)         --               --         (2,922)
     Increase in inventories                   (44,254)          (1,868)         --               --        (46,122)
     Increase in equipment under
      operating leases                              --          (91,948)         --               --        (91,948)
     Decrease (increase) in prepaid
      expenses and other current assets           (172)            (137)         --               --           (309)
     Decrease (increase) in other assets           754            1,740          (1)              --          2,493
     Increase (decrease) in accounts
       payable                                  (1,836)          (3,278)         --               --         (5,114)
     Increase (decrease) in accrued
       expenses                                 10,417              758          --               --         11,175
     Increase in income taxes payable            1,312               --          --               --          1,312
                                              --------        ---------       -----             ----      ---------
           Net cash used in operating
            activities                         (29,680)         (59,311)         (4)              --        (88,995)
                                              --------        ---------       -----             ----      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired        (20,520)         (99,733)         --               --       (120,253)
     Acquisition earn-out payments                  --               --                                          --
     Purchase of property, plant and
      equipment                                 (7,618)          (3,112)                                    (10,730)
     Proceeds from sales of property,
      plant and equipment                           74               31                                         105
     Proceeds from sales of investment
      securities                                   812                                                          812
     Other                                         (24)                                                         (24)
                                              --------        ---------       -----             ----      ---------
           Net cash used in investing
            activities                         (27,276)        (102,814)         --               --       (130,090)
                                              --------        ---------       -----             ----      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line
       of credit agreement                      79,879                                                       79,879
     Advances to/from Parent                  (162,324)         162,314          10               --             --
     Debt repayment, including capital
      lease obligation                         (18,680)                                                     (18,680)
     Proceeds from the issuance of
       common stock                             78,428                                                       78,428
     Proceeds from the issuance of
      convertible subordinated notes            86,250                                                       86,250
     Proceeds from repayment of loans
      to directors and officers                 (1,031)                                                      (1,031)
     Payment of deferred financing costs        (5,117)                                                      (5,117)
                                              --------        ---------       -----             ----      ---------
           Net cash provided by financing
            activities                          57,405          162,314          10               --        219,729
                                              --------        ---------       -----             ----      ---------

NET INCREASE IN CASH & CASH EQUIVALENTS            449              189           6               --            644
CASH & CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              331              132          --               --            463
                                              --------        ---------       -----             ----      ---------
CASH & CASH EQUIVALENTS,
  END OF PERIOD                               $    780        $     321       $   6             $ --      $   1,107
                                              ========        =========       =====             ====      =========


(C) PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

The condensed consolidated statement of operations of the Company for the 12 months ended December 31, 2000 and 1999 are based on historical financial statements of the Company and have been adjusted to reflect the acquisition of AVSDC as though the companies had combined at the beginning of the periods being reported.

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

(B)               KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
           Pro Forma Condensed Consolidated Statements of Operations
                      Twelve Months Ended December 31, 2000
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                 Historical
                                                      ---------------------------------          Pro Forma           Pro Forma
                                                        Kellstrom            AVSDC            Adjustments(A)        Combined
                                                      -------------       -------------       --------------      -------------
Sales of aircraft and engine parts, net                 $ 332,255           $ 176,822           $  (3,523)          $ 505,554
Rental revenues                                            21,728                  --                  --              21,728
                                                        ---------           ---------           ---------           ---------
   Total revenues                                         353,983             176,822              (3,523)            527,282

Cost of goods sold                                       (247,413)           (163,447)              2,745            (389,519)
                                                                                                   18,596
Cost of goods sold - Inventory write-down                 (45,469)                                                    (45,469)
Depreciation of equipment under operating leases          (18,070)                  --                 --             (18,070)
Selling, general and administrative expenses              (49,241)            (30,576)              8,647             (71,170)
Restructuring, impairment of assets and other
 charges                                                   (8,462)                  --                 --              (8,462)
Depreciation and amortization                              (6,859)            (11,878)               (883)            (19,620)
                                                        ---------           ---------           ---------           ---------
   Total operating expenses                              (375,514)           (205,901)             29,105            (552,310)

Operating (loss) income                                   (21,531)            (29,079)             25,582             (25,028)

Interest expense, net of interest income                  (26,380)            (30,346)             (3,282)            (29,662)

                                                                                                   30,346
                                                        ---------           ---------           ---------           ---------

(Loss) income before income taxes                         (47,911)            (59,425)             52,646             (54,690)

Income tax benefit (expense)                               17,930               5,090               2,478              25,498
                                                        ---------           ---------           ---------           ---------

(Loss) income from continuing operations                  (29,981)            (54,335)             55,124             (29,192)

Extraordinary loss on early extinguishment
  of debt, net of tax                                      (1,349)                 --                  --              (1,349)
                                                        ---------           ---------           ---------           ---------
Net (loss) income                                       $ (31,330)          $ (54,335)          $  55,124           $ (30,541)
                                                        =========           =========           =========           =========

Loss per common share before
 extraordinary item - basic                             $   (2.52)                                                  $   (2.45)
                                                        =========                                                   =========

Loss from extraordinary item
 per common share - basic                               $   (0.11)                                                  $   (0.11)
                                                        =========                                                   =========

Loss per common share - basic                           $   (2.63)                                                  $   (2.56)
                                                        =========                                                   =========

Loss per common share before
 extraordinary item - diluted                           $   (2.52)                                                  $   (2.45)
                                                        =========                                                   =========
Loss from extraordinary item
 per common share                                       $   (0.11)                                                  $   (0.11)
                                                        =========                                                   =========

Loss per common share - diluted                         $   (2.63)                                                  $   (2.56)
                                                        =========                                                   =========

Weighted average number of common shares
   outstanding - basic                                     11,911                                                      11,911
                                                        =========                                                   =========
Weighted average number of common shares
   outstanding - diluted                                   11,911                                                      11,911
                                                        =========                                                   =========



                 Unaudited - See accompanying notes to pro forma condensed consolidated statement of operations

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
        Notes to Pro Forma Condensed Consolidated Statements of Operations
                      Twelve Months Ended December 31, 2000
                                 (In thousands)
                                   (Unaudited)

Note (A) For the purpose of presenting the pro forma condensed consolidated statement of operations, the following adjustments have been made for the AVSDC acquisition (in thousands):


          Increase (decrease) in income:
          Reversal of sales between Kellstrom and AVSDC                                   $ (3,523)
          Reversal of cost of goods sold between Kellstrom and AVSDC                         2,745
          Adjustment to reflect terms under the consignment agreement between
            Kellstrom and KAV (i)                                                           18,596
          Elimination of redundant personnel (iv)                                            8,647
          Amortization of goodwill and deferred financing costs (ii)                          (883)
          Interest expense on debt incurred to finance the acquisition                      (3,282)
          Reduction in interest expense due to pay-off of AVSDC debt                        30,346
                                                                                          --------
                                                                                            52,646
          Tax effect of pro forma adjustments and impact of acquisition on the
            provision for income taxes (iii)                                                 2,478
                                                                                          --------
          Net adjustments                                                                 $ 55,124
                                                                                          ========


(i) Adjustment to reflect terms under the consignment agreement between Kellstrom and KAV was calculated based on historical sales and adjusting the gross margin to arrive at an 18% margin based on the 20% consignment fee stipulated in the consignment agreement adjusted for estimated repair and overhaul costs.

(ii) Amortization period for goodwill is 30 years. Amortization period for deferred financing costs is over the remaining life of the debt instrument.

(iii) Pro forma income tax expense adjusted to reflect Kellstrom consolidated effective tax rate.

(iv) In connection with the acquisition, the Company implemented several initiatives designed to reduce the operating costs of the combined Company. These initiatives resulted in the identification of approximately 220 employees whose jobs were terminated and seven facilities which will be closed.

Note (B) In connection with the acquisition, the Company is expected to incur expenses associated with the acquisition of approximately $1.9 million, net of tax, and expenses associated with the prepayment of the ELAS note of $1.3 million, net of tax benefit.

Note (C) Pro forma weighted average number of common shares outstanding - diluted excludes the 368,381 of warrants which were issued in connection with the Key Notes and all of the warrants related to the assumed conversion of the Convertible Subordinated Notes due to the fact that their inclusion would be anti-dilutive.

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
           Pro Forma Condensed Consolidated Statements of Operations
                      Twelve Months Ended December 31, 1999
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                                                  Historical
                                                      ---------------------------------       --------------------------------
                                                                                                Pro Forma         Pro Forma
                                                        Kellstrom            Avsdc            Adjustments(A)       Combined
                                                      -------------       -------------       --------------     -------------
Sales of aircraft and engine parts, net                  $ 288,912          $ 242,600            $ (14,706)         $ 516,806
Rental revenues                                             42,032                 --                   --             42,032
                                                         ---------          ---------            ---------          ---------
   Total revenues                                          330,944            242,600              (14,706)           558,838

Cost of goods sold                                        (200,889)          (209,777)              11,517           (388,577)
                                                                                                    10,572
Depreciation of equipment under operating leases           (27,114)                --                   --            (27,114)
Selling, general and administrative expenses               (41,150)           (55,199)               8,648            (87,701)
Depreciation and amortization                               (5,398)            (3,508)                (964)            (9,870)
Other charges                                               (2,200)                                                    (2,200)
                                                         ---------          ---------            ---------          ---------
   Total operating expenses                               (276,751)          (268,484)              29,773           (515,462)

Operating income                                            54,193            (25,884)              15,067             43,376

Interest expense, net of interest income                   (21,268)           (15,618)              (3,282)           (24,550)
                                                                                                    15,618
                                                         ---------          ---------            ---------          ---------
Income before income taxes                                  32,925            (41,502)              27,403             18,826

Income taxes                                               (12,390)            (2,473)               7,780             (7,083)

                                                         ---------          ---------            ---------          ---------
Net (loss) income                                        $  20,535          $ (43,975)           $  35,183          $  11,743
                                                         =========          =========            =========          =========

Earnings per common share - basic                        $    1.73                                                  $    0.99
                                                         =========                                                  =========

Earnings per common share - diluted                      $    1.48                                                  $    0.86
                                                         =========                                                  =========

Weighted average number of common shares
   outstanding - basic                                      11,855                                                     11,855
                                                         =========                                                  =========

Weighted average number of common shares
   outstanding - diluted                                    16,674                                                     13,579
                                                         =========                                                  =========



                 Unaudited - See accompanying notes to pro forma
                  condensed consolidated statement of earnings

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
        Notes to Pro Forma Condensed Consolidated Statements of Operations
                      Twelve Months Ended December 31, 1999
                                 (In thousands)
                                   (Unaudited)

Note (A) For the purpose of presenting the pro forma condensed consolidated statement of operations, the following adjustments have been made for the AVSDC acquisition (in thousands):


           Increase (decrease) in income:
           Reversal of sales between Kellstrom and AVSDC                                                       $(14,706)
           Reversal of cost of goods sold between Kellstrom and AVSDC                                            11,517
           Adjustment to reflect terms under the consignment agreement between Kellstrom and KAV (i)             10,572
           Elimination of redundant personnel                                                                     8,648
           Amortization of goodwill and deferred financing costs (ii)                                              (964)
           Interest expense on debt incurred to finance the acquisition                                          (3,282)
           Reduction in interest expense due to pay-off of AVSDC debt                                            15,618
                                                                                                               --------
                                                                                                                 27,403
           Tax effect of pro forma adjustments and impact of acquisition on the provision for income
             taxes (iii)                                                                                          7,780
                                                                                                               --------
           Net adjustments                                                                                     $ 35,183
                                                                                                               ========


(i) - Adjustment to reflect terms under the consignment agreement between Kellstrom and KAV was calculated based on historical sales and adjusting the gross margin to arrive at an 18% margin based on the 20% consignment fee stipulated in the consignment agreement adjusted for estimated repair and overhaul costs.

(ii) - Amortization period for goodwill is 30 years. Amortization period for deferred financing costs is over the remaining life of the debt instrument.

(iii) - Pro forma income tax expense adjusted to reflect Kellstrom consolidated effective tax rate.

Note (B) In connection with the acquisition, the Company is expected to incur expenses associated with the acquisition of approximately $3.1 million, net of tax, and expenses associated with the prepayment of the ELAS note of $1.3 million, net of tax.

Note (C) Pro forma weighted average number of common shares outstanding - diluted includes an additional 368,381 of warrants which were issued in connection with the Key Notes and the elimination of 3,463,110 of warrants related to the assumed conversion of the Convertible Subordinated Notes due to the fact that their inclusion would be anti-dilutive.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 10, 2001                        KELLSTROM INDUSTRIES, INC.
                                                       (Registrant)

                                            By: /s/ Zivi R. Nedivi
                                            ------------------------------------
                                            Title: Chief Executive Officer and
                                            President

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

Signature                                      Title                                        Date
---------                                      -----                                        ----



/s/ Zivi R. Nedivi                             President and Chief Executive                April 10, 2001
------------------------------------           Officer and Director
Zivi R. Nedivi                                 (principal executive officer)


/s/ Yoav Stern                                 Chairman of the Board of Directors           April 10, 2001
------------------------------------
Yoav Stern

/s/ Oscar E. Torres                            Chief Financial Officer                      April 10, 2001
-------------------                            (principal financial and
Oscar E. Torres                                accounting officer)


/s/ David Jan Mitchell                         Director                                     April 10, 2001
------------------------------------
David Jan Mitchell

/s/ Niv Harizman                               Director                                     April 10, 2001
------------------------------------
Niv Harizman

/s/ Ted S. Webb, Jr.                           Director                                     April 10, 2001
------------------------------------
Ted S. Webb, Jr.

/s/ Admiral William J. Crowe, Jr.              Director                                     April 10, 2001
------------------------------------
Admiral William J. Crowe, Jr.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
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

4.6 Indenture dated as of October 10, 1997 by and between the Company and First Union National Bank, relating to the Company's 5 3/4% Convertible
         Subordinated Notes due 2002 (incorporated by reference to the Quarterly
         Report on Form 10-QSB filed with the Commission on November 12, 1997).

4.7      Form of 5 3/4% Convertible Subordinated Note (included in Exhibit 4.6).

4.8      Indenture dated June 17, 1998 by and between the Company and First
         Union National Bank, relating to the Company's 5 1/2% Convertible
         Subordinated Notes due 2003 (incorporated by reference to Amendment No.
         2 to Registration Statement on Form S-3, Number 333-52917 filed with the Commission on June 11, 1998).

4.9      Form of 5 1/2% Convertible Subordinated Note (included in Exhibit 4.8).

10.1 Letter Agreement among each of the Stockholders of the Company, the Company, and GKN Securities Corp. (without schedules) (incorporated by reference to Registration Statement on Form S-1, Number 33-75750, filed with the Commission on February 25, 1994).

10.2     Asset Purchase Agreement dated February 15, 1995 among ITAC, Rada
         Electronic Industries Limited, Tasco Electronics Inc. and the Company
         (incorporated by reference to the Current Report on Form 8-K/A filed with the Commission on March 14, 1994).

10.3 Employment Agreement dated March 30, 1999 between Zivi R. Nedivi and the Company (incorporated by reference to the Annual Report on Form
         10-K filed with the Commission on March 31, 1999).

10.4     Employment Agreement dated March 30, 1999 between Yoav Stern and the
         Company (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31, 1999).

10.5     Asset Purchase Agreement dated October 28, 1996 by and among the
         Company, a wholly owned subsidiary of the Company and IASI
         (incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on November 14, 1996).

10.6     Securities Purchase Agreement dated as of January 15, 1997 between the
         Company and The Equitable Life Assurance Society of the United States
         (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
10.7     Amendment No. 1 to Securities Purchase Agreement dated February 14,
         1997 between the Company and The Equitable Life Assurance Society of
         the United States (incorporated by reference to the Annual Report on
         Form 10-KSB filed with the Commission on March 31, 1997).

10.8     Warrant dated January 15, 1997 between the Company and The Equitable
         Life Assurance Society of the United States (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March
         31, 1997).

10.9 Note Purchase Agreement dated as of January 9, 1997 by and among the Company and the Purchasers listed on Schedule I thereto (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.10 Amendment No. 1 to the Note Purchase Agreement dated January 15, 1997 by and among the Company and the Purchasers listed on Schedule I thereto (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31, 1997).

10.11    Form of Warrant between the Company and the Purchasers listed on
         Schedule I to the Note Purchase Agreement (incorporated by reference to the Annual Report on Form 10-KSB filed with the Commission on March 31,
         1997).

10.12    Amended and Restated Loan and Security Agreement dated as of December
         14, 1998 among the Company, certain of its subsidiaries, the lenders party thereto, from time to time, Bank of America, N.A. (as successor to NationsBank, N.A.), as agent for the lenders, and NationsBanc
         Montgomery Securities, LLC, as syndication agent (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31, 1999).

10.13    Form of Revolving Credit Note (incorporated by reference to the Annual
         Report on Form 10-K filed with the Commission on March 31, 1999).

10.14 Rights Agreement, dated January 14, 1997, by and between the Company and Continental Stock Transfer and Trust Company (incorporated by reference to the Registration Statement on Form 8-A filed with the Commission on January 16, 1997).

10.15    Amendment No. 1, dated February 27, 1997, to Rights Agreement dated
         January 14, 1997 by and between the Company and Continental Stock
         Transfer and Trust Company (incorporated by reference to the Current
         Report on Form 8-K/A filed with the Commission on March 7, 1997).

10.16    1995 Stock Option Plan of the Company (incorporated by reference to the
         Proxy Statement of the Company filed with the Commission on May 15,
         1995).

10.17 1996 Stock Option Plan of the Company, as amended (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31, 1999).

10.18 1997 Stock Option Plan of the Company, as amended (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31, 1999).

10.19    1998 Stock Option Plan of the Company (incorporated by reference to the
         Annual Report on Form 10-K filed with the Commission on March 31,
         1999).

10.20    Asset Purchase Agreement, dated September 10, 1997, by and among
         Kellstrom Industries, Inc. and Aero Support Holdings, Inc., on the one hand and Aero Support, U.S.A. Inc. Zvi Bar-On, Mordechai Markowicz and
         Michael Navon, on the other hand. (incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 24,
         1997).

10.21    Form of Warrant between the Company and Aero Support, USA, Inc.
         (incorporated by reference to the Quarterly Report on Form 10-QSB filed with the Commission on November 11, 1997).

10.22    Asset Purchase Agreement dated as of February 27, 1998 among the
         Company, Integrated Technology Holdings Corp., Integrated Technology
         Corp. and Gideon Vaisman (incorporated by reference to the Current
         Report on Form 8-K filed with the Commission on April 14, 1998).


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
10.23    Amendment No. 1, dated as of March 13, 1998, to the Asset Purchase
         Agreement dated as of February 27, 1998 among the Company, Integrated
         Technology Holdings Corp., Integrated Technology Corp. and Gideon
         Vaisman (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on November 12, 1998).

10.24    Amendment No. 2, dated as of September 15, 1998, to the Asset Purchase
         Agreement dated as of February 27, 1998 among the Company, Integrated
         Technology Holdings Corp., Integrated Technology Corp. and Gideon
         Vaisman (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on November 12, 1998).

10.25    Stock Purchase Agreement dated as of May 6, 1998 among the Company,
         Aerocar Parts, Inc., Aerocar Aviation Corp., Rosa Shashua and Carmel
         Shashua (incorporated by reference to the Current Report on Form 8-K filed with the Commission on May 18, 1998).

10.26    Warrant dated June 17, 1998 between the Company and Carmel Shashua
         (incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 11, 1998).

10.27    Warrant dated June 17, 1998 between the Company and Rosa Shashua
         (incorporated by reference to the Current Report on Form 8-K filed with the Commission on August 11, 1998).

10.28    Warrant dated December 18, 1998 between the Company and Helix
         Management Company II, LLC (incorporated by reference to the Annual
         Report on Form 10-K filed with the Commission on March 31, 1999).

10.29 Stock Purchase Agreement dated as of December 5, 1998, by and between the Company, Solair, Inc. and Banner Aerospace, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 14, 1999).

10.30    Warrant dated December 31, 1998 between the Company and Banner
         Aerospace, Inc. (incorporated by reference to the Current Report on Form 8-K/A filed with the Commission on March 16, 1999).

10.31    Stock Purchase Agreement dated March 27, 1999 among the Company,
         Certified Aircraft Parts, Inc., R. Dean Stickler and Donald E. Marshall
         (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31, 1999).

10.32    Joinder Agreement dated January 15, 1999 between Solair, Inc., the
         Company and NationsBank, N.A., as agent for the lenders party thereto
         (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31, 1999).

10.33 Letter of Credit Reimbursement Agreement dated as of February 1, 1999 between the Company and NationsBank, N.A. (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on March 31,
         1999).

10.34    Amendment to Employment Agreement dated December 27, 1999 between the
         Company and Zivi R. Nedivi (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2000).

10.35 Amendment No. 1 to Employment Agreement dated March 31, 1999 between the Company and Yoav Stern (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2000).

10.36    Amendment to Employment Agreement dated December 27, 1999 between the
         Company and Yoav Stern (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2000).

10.37    Amendment to Employment Agreement dated December 27, 1999 between the
         Company and Fred von Husen (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2000).

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
10.38    Joinder Agreement dated May 13, 1999 between Certified Aircraft Parts,
         Inc., the Company and NationsBank, N.A., as agent for the lenders party thereto (incorporated by reference to Exhibit 10.56 to the Company's
         Annual Report on Form 10-K filed with the Commission on March 30,
         2000).

10.39    Letter agreement dated September 16, 1999 among the Company, Integrated
         Technology Holdings Corp., Gideon Vaisman and Integrated Technology
         Corp. (incorporated by reference to Exhibit 10.57 to the Company's
         Annual Report on Form 10-K filed with the Commission on March 30,
         2000).

10.40 Indenture of Trust dated as of February 1, 1999 between the Company and Norwest Bank Minnesota, N.A., as Trustee, relating to the Company's
         Taxable Variable Rate Demand Notes (incorporated by reference to the
         Annual Report on Form 10-K filed with the Commission on March 31,
         1999).

10.41    Form of Variable Rate Demand Note (included in Exhibit 10.58).

10.42    Form of Warrant dated August 31, 1999 between the Company and Zivi
         Nedivi, Yoav Stern and Yehuda Perry (incorporated by reference to
         Exhibit 4.8 to the Company's Annual Report on Form 10-K filed with the
         Commission on March 30, 2000).

10.43    Form of Warrant dated August 31, 1999 between the Company and Zivi
         Nedivi, Yoav Stern and Yehuda Perry (incorporated by reference to
         Exhibit 4.9 to the Company's Annual Report on Form 10-K filed with the
         Commission on March 30, 2000).

10.44    Form of Warrant dated August 31, 1999 between the Company and Zivi
         Nedivi, Yoav Stern and Yehuda Perry (incorporated by reference to
         Exhibit 4.10 to the Company's Annual Report on Form 10-K filed with the
         Commission on March 30, 2000).

10.45    Form of Warrant dated August 31, 1999 between the Company and Zivi
         Nedivi, Yoav Stern and Yehuda Perry (incorporated by reference to
         Exhibit 4.11 to the Company's Annual Report on Form 10-K filed with the
         Commission on March 30, 2000).

10.46    Asset Purchase Agreement dated September 20, 2000 among the Company,
         Aviation Sales Company and Aviation Sales Distribution Services Company
         (incorporated by reference to Exhibit 2.1 to the Company's Current
         Report on Form 8-K filed with the Commission on December 18, 2000).

10.47    Letter Agreement dated December 1, 2000 among the Company, Aviation
         Sales Company and Aviation Sales Distribution Services Company modifying the terms of the Asset Purchase Agreement (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on December 18, 2000).

10.48    Inventory Purchase Agreement dated September 20, 2000 among KAV
         Inventory, LLC, Aviation Sales Company and Aviation Sales Distribution
         Services Company (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the Commission on
         December 18, 2000).

10.49    Letter Agreement dated December 1, 2000 among KAV Inventory, LLC,
         Aviation Sales Company and Aviation Sales Distribution Services Company modifying the terms of the Inventory Purchase Agreement (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed with the Commission on December 18, 2000).

10.50    Warrant issued to James Ventures, L.P. (incorporated by reference to
         Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the
         Commission on December 18, 2000).

10.51    Warrant issued to LJH Corporation (incorporated by reference to Exhibit
         4.2 to the Company's Current Report on Form 8-K filed with the Commission on December 18, 2000).

10.52    Warrant issued to Robert Belfer (incorporated by reference to Exhibit
         4.3 to the Company's Current Report on Form 8-K filed with the Commission on December 18, 2000).

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
10.53    Warrant issued to Don A. Sanders (incorporated by reference to Exhibit
         4.4 to the Company's Current Report on Form 8-K filed with the
         Commission on December 18, 2000).

10.54    Operating Agreement of KAV Inventory, LLC dated September 20, 2000
         (incorporated by reference to Exhibit 10.1 to the Company's Current
         Report on Form 8-K filed with the Commission on December 18, 2000).

10.55    Letter Agreement dated December 1, 2000 between the Company, Aviation
         Sales Company and Bank of America, N.A. regarding payment of expenses of KAV Inventory, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on
         December 18, 2000).

10.56    Consignment Agreement dated December 1, 2000 between the Company and
         KAV Inventory, LLC (incorporated by reference to Exhibit 10.3 to the
         Company's Current Report on Form 8-K filed with the Commission on
         December 18, 2000).

10.57    Cooperation Agreement dated December 1, 2000 among the Company,
         Aviation Sales Company and Aviation Sales Distribution Services Company
         (incorporated by reference to Exhibit 10.4 to the Company's Current
         Report on Form 8-K filed with the Commission on December 18, 2000).

10.58    Non-Competition Agreement dated December 1, 2000 among the Company, KAV
         Inventory, LLC, Aviation Sales Company and Aviation Sales Distribution
         Services Company (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Commission on
         December 18, 2000).

10.59    Equipment Lease Agreement dated December 1, 2000 among Aviation Sales
         Company, Aviation Sales Distribution Services Company and the Company
         (incorporated by reference to Exhibit 10.6 to the Company's Current
         Report on Form 8-K filed with the Commission on December 18, 2000).

10.60    Letter Agreement dated December 1, 2000 among Aviation Sales Company,
         Aviation Sales Distribution Services Company and the Company regarding the equipment leased pursuant to the Equipment Lease dated December 1, 2000 among such parties (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the Commission on December 18, 2000).

10.61    Lease dated December 1, 2000 between the Company and Aviation Sales
         Company regarding the Miramar, Florida facility (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the Commission on December 18, 2000).

10.62    Lease dated December 1, 2000 between the Company and Aviation Sales
         Distribution Services Company regarding the Pearland, TX facility
         (incorporated by reference to Exhibit 10.9 to the Company's Current
         Report on Form 8-K filed with the Commission on December 18, 2000).

10.63    Letter Agreement dated December 1, 2000 among Aviation Sales Company,
         Aviation Sales Distribution Services Company and the Company regarding the Pearland, TX facility (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed with the Commission on December 18, 2000).

10.64    Agreement with respect to Standby Letter of Credit dated December 1,
         2000 by and among the Company, James Ventures, L.P., LJH Corporation,
         Robert Belfer and Don A. Sanders (incorporated by reference to Exhibit
         10.11 to the Company's Current Report on Form 8-K filed with the Commission on December 18, 2000).

10.65    Amended and Restated Employment Agreement dated July 1, 2000 between
         John Gleason and the Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on November 14, 2000).

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------

10.66    Senior Subordinated Note and Warrant Purchase Agreement dated November
         13, 2000 between the Company and Key Principal Partners, L.L.C.
         (incorporated by reference to Exhibit 99.2 to the Company's Current
         Report on Form 8-K filed with the Commission on November 17, 2000).

10.67    Warrant dated November 13, 2000 between the Company and Key Principal
         Partners, L.L.C. (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the Commission on
         November 17, 2000).

10.68    Amended and Restated Employment Agreement dated October 1, 2000 between
         Paul Steele and the Company (incorporated by reference to Exhibit 10.68 to the Registration Statement on Form S-4 filed with the Commission on March 8, 2001).

10.69 Employment Agreement dated October 11, 2000 between D. Scott Kalister and the Company (incorporated by reference to Exhibit 10.69 to the Registration Statement on Form S-4 filed with the Commission on March
         8, 2001).

10.70* Amendment No. 2 to Employment Agreement dated December 12, 2000 between the Company and Zivi Nedivi.

10.71* Amendment No. 3 to Employment Agreement dated December 12, 2000 between the Company and Yoav Stern.

10.72*   Eleventh Amendment and Waiver to Amended and Restated Loan and Security
         Agreement dated March 30, 2001 by and among the Lenders, Bank of America, N.A., the Company and certain Subsidiaries of Kellstrom.

10.73*   First Amendment and Waiver to Senior Subordinated Note and Warrant
         Purchase Agreement dated March 30, 2001 by and between Key Principal
         Partners, L.L.C. and the Company.

10.74*   First Amendment to Agreement with respect to Standby Letter of Credit
         Facility dated March 30, 2001 by and among the Company, James Ventures,
         L.P., Robert Belfer, LJH, Ltd. and Don A. Sanders.

21.1     Subsidiaries of the Registrant (incorporated by reference to Exhibit
         21.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2000).

23.1*    Consent of KPMG LLP.

---------------

 * Filed herewith

                           Kellstrom Industries, Inc.
                 Schedule II - Valuation and Qualifying Accounts
               For the years ended December 31, 2000, 1999 and 1998
                                 (In thousands)


                                             Additions-                 Deductions-
                                Balance at   charged to   Additions-   uncollectible  Balance at
                                beginning    costs and      due to       accounts      at end
Description                     of period    expenses    acquisitions   written off   of period
-----------                     ---------    ----------  ------------  -------------  ----------

2000

Allowance for returns and
   doubtful accounts            $ 8,576      $ 4,983         --         $ 4,691       $ 8,868
Accumulated amortization -
goodwill                          6,948        3,496         --            --          10,444


1999

Allowance for returns and
   doubtful accounts            $ 5,418      $ 4,212         --         $ 1,054       $ 8,576
Accumulated amortization -
goodwill                          3,783        3,165         --            --           6,948


1998

Allowance for returns and
   doubtful accounts            $   336      $   831      $ 4,297       $    46       $ 5,418
Accumulated amortization -
goodwill                          1,556        2,227         --            --           3,783