Form 10-Q
period 2001-03-31
KELLSTROM INDUSTRIES INC
filed 2001-05-15
CIK 918275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 11,910,981 shares of common stock, $.001 par value per share, were outstanding as of April 30, 2001.

                           KELLSTROM INDUSTRIES, INC.

                                      INDEX

                                                                                                         Page Number
                                                                                                         ------------
                                                         PART I

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets  ......................................................  3

                Condensed Consolidated Statements of Operations  ............................................  4

                Condensed Consolidated Statements of Cash Flows  ............................................  5

                Notes to Condensed Consolidated Financial Statements  .......................................  7

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations........................................................................ 13

Item 3.         Quantitative and Qualitative Disclosures About Market Risk .................................. 19

                                                       PART II

Item 1.         Legal Proceedings............................................................................ 20

Item 2.         Changes in Securities and Use of Proceeds.................................................... 20

Item 3.         Defaults Upon Senior Securities.............................................................. 20

Item 4.         Submission of Matters to a Vote of Security Holders.......................................... 20

Item 5.         Other Information............................................................................ 20

Item 6.         Exhibits and Reports on Form 8-K............................................................. 31



ITEM 1.  FINANCIAL STATEMENTS

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)
                                  (Unaudited)


                                                                       March 31, 2001    December 31, 2000
                                                                       --------------    -----------------
                                          ASSETS
Current Assets:
     Cash and cash equivalents                                           $      --           $      --
     Trade receivables, net of allowances for returns and
         doubtful accounts of $10,465 and $8,868
         for 2001 and 2000, respectively                                    73,264              80,315
     Inventories                                                           194,950             195,640
     Property and plant held for sale                                       19,970              19,932
     Prepaid expenses                                                        2,912               2,673
     Income tax receivable                                                   3,917               3,928
     Deferred tax assets                                                    40,718              40,718
                                                                         ---------           ---------
            Total current assets                                           335,731             343,206

Notes receivable                                                             3,557               3,435
Equipment under operating leases, net                                      101,708              98,555
Property, plant and equipment, net                                          19,845              19,896
Goodwill, net                                                               94,579              95,766
Deferred financing charges                                                   4,966               5,403
Deferred tax asset                                                              --                  --
Other assets                                                                 6,893               7,214
                                                                         ---------           ---------
            Total Assets                                                 $ 567,279           $ 573,475
                                                                         =========           =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short-term debt                                                     $ 162,685           $ 167,277
     Current maturities of long-term debt                                      200                 200
     Accounts payable                                                       44,518              36,343
     Accrued expenses                                                       30,164              31,459
     Capital lease obligations                                               9,515               9,597
                                                                         ---------           ---------
            Total current liabilities                                      247,082             244,876

Long-term debt, less current maturities                                     34,737              34,937
Convertible subordinated notes                                             140,250             140,250
Deferred tax liabilities                                                     9,009              11,944
                                                                         ---------           ---------
            Total Liabilities                                              431,078             432,007

Stockholders' Equity:
     Common stock, $.001 par value; 50,000 shares authorized;
            11,911 shares issued and outstanding
            in 2001 and 2000                                                    12                  12
     Additional paid-in capital                                            122,871             122,871
     Retained earnings                                                      15,006              20,338
     Loans receivable from directors and officers                           (1,641)             (1,734)
     Accumulated other comprehensive loss                                      (47)                (19)
                                                                         ---------           ---------
            Total Stockholders' Equity                                     136,201             141,468
                                                                         ---------           ---------
            Total Liabilities and Stockholders' Equity                   $ 567,279           $ 573,475
                                                                         =========           =========



      See accompanying notes to condensed consolidated financial statements

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                            Three Months Ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                          2001               2000
                                                                        --------           --------
Sales revenues, net                                                     $ 76,483           $ 67,835
Rental revenues                                                            5,460              6,636
                                                                        --------           --------
     Total revenues                                                       81,943             74,471

Cost of goods sold                                                        57,404             48,334
Depreciation of equipment under operating leases                           4,097              5,638
Selling, general and administrative expenses                              17,755             11,592
Depreciation and amortization                                              2,235              1,551
Restructuring and other charges                                            1,472                 --
                                                                        --------           --------
     Total operating expenses                                             82,963             67,115
     Operating (loss) income                                              (1,020)             7,356

Interest expense, net of interest income                                   7,245              6,297
                                                                        --------           --------
    (Loss) income before income taxes                                     (8,265)             1,059

Income tax (benefit) expense                                              (2,934)               395
                                                                        --------           --------
     Net (loss) income                                                  $ (5,331)          $    664
                                                                        ========           ========

(Loss) earnings per common share - basic                                $  (0.45)          $   0.06
                                                                        ========           ========

(Loss) earnings per common share - diluted                              $  (0.45)          $   0.06
                                                                        ========           ========

Weighted average number of common shares outstanding - basic              11,911             11,911
                                                                        ========           ========

Weighted average number of common shares outstanding - diluted            11,911             11,973
                                                                        ========           ========



      See accompanying notes to condensed consolidated financial statements

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                        2001               2000
                                                                                      --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                     $ (5,331)          $    664
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization                                                       2,235              1,551
     Depreciation of equipment under operating leases                                    4,097              5,638
     Amortization of deferred financing costs                                              552                519
     Deferred income taxes                                                              (2,935)             1,590

Changes in operating assets and liabilities:
     Decrease in trade receivables, net                                                  5,610              7,278
     Increase in inventories                                                            (1,826)           (13,253)
     (Increase) decrease in equipment under operating leases                            (1,091)             5,079
     Increase in prepaid expenses and other current assets                                (238)            (2,319)
     Decrease in income tax receivable                                                      10                 --
     Decrease in other assets                                                               19                483
     Increase in accounts payable                                                        6,231              2,345
     (Decrease) increase in accrued expenses                                            (1,007)               382
     Decrease in other current liabilities                                                 (81)                --
     Decrease in income taxes payable                                                       --             (1,388)
                                                                                      --------           --------
           Net cash provided by operating activities                                     6,245              8,569
                                                                                      --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition earn-out payments                                                                         (1,333)
     Purchase of property, plant and equipment                                          (1,028)            (1,034)
                                                                                      --------           --------
           Net cash used in investing activities                                        (1,028)            (2,367)
                                                                                      --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit agreement                                      (4,791)            (5,759)
     Debt repayment, including capital lease obligation                                     --
     Proceeds from the issuance of common stock                                             --
     Net loans to directors and officers                                                    94                (42)
     Payment of deferred financing costs                                                  (520)                --
                                                                                      --------           --------
           Net cash used in financing activities                                        (5,217)            (5,801)
                                                                                      --------           --------

NET INCREASE IN CASH & CASH EQUIVALENTS                                                     --                401
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                                --                272
                                                                                      --------           --------
CASH & CASH EQUIVALENTS, END OF PERIOD                                                $     --           $    673
                                                                                      ========           ========


                                   (continued)



      See accompanying notes to condensed consolidated financial statements

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)


                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                        2001               2000
                                                                                      --------           --------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:

          Interest                                                                    $ 5,334            $  4,593
                                                                                      =======            ========

          Income taxes                                                                $    --            $     --
                                                                                      =======            ========







      See accompanying notes to condensed consolidated financial statements

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Kellstrom Industries, Inc. and its subsidiaries (the "Company") after elimination of intercompany accounts and transactions. The Company has ownership in wholly-owned subsidiaries as well as a 50% ownership in KAV Inventory LLP ("KAV"), a joint-venture formed on December 1, 2000 with Aviation Sales Company. Due to the fact that the Company does not exercise control over KAV, the Company does not consolidate the accounts of KAV. These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 31, 2000 has been derived from audited financial statements. In order to prepare the financial statements in conformity with generally accepted accounting principles, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

         In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2001, the condensed consolidated results of operations for the three month periods ended March 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - LIQUIDITY

         The Company is highly leveraged. Furthermore, the Company's liquidity and ability to meet its obligations as they become due in 2001 are subject to, among other things, continued access to the Senior Revolving Credit Facility and compliance with the terms and covenants of the Company's debt agreements.

         The Company's senior debt requires it to maintain specified financial ratios and satisfy certain financial tests. In March 2000, the Company amended the financial covenants under its Senior Credit Facility (as defined below) and the Key Notes (as defined below). The new quarterly debt covenants are adjusted each quarter to reflect forecasted improvements in the Company's business model. A breach of any of the financial covenants in the Company's debt instruments could result in a default under these debt instruments. Upon the occurrence of an event of default under the senior debt, the respective lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. Substantially all of the Company's assets are pledged as collateral security for the Senior Credit Facility. If the Company were unable to repay all outstanding amounts under its senior debt, the lenders could proceed against the collateral granted to them to secure that indebtedness, and any proceeds realized upon the sale of this collateral would be used first to satisfy all amounts outstanding under the Company's Senior Credit Facility, and thereafter, any of the Company's other liabilities. In addition, the Company may be prevented from making new borrowings or drawing down further on its Senior Credit Facility. At March 31, 2001, the Company was in compliance with the financial covenants under its Senior Credit Facility and the Key Notes.

         The Company does not currently believe that it will have sufficient available liquid resources to repay the principal balance of the Convertible Subordinated Notes (as defined below) at maturity. Other than cash flow from operations, the Company's primary source of cash is its Senior Credit Facility. The commitments under the Senior Credit Facility expire on the earlier of December 14, 2003 or six months before the first maturity of the Convertible Subordinated Notes if the Company has not secured a commitment to refinance the Convertible Subordinated Notes satisfactory to the lenders under the Senior Credit Facility. The Convertible Subordinated Notes mature in October 2002 ($54.0 million) and June 2003 ($86.3 million). Furthermore, the Senior Credit Facility prohibits prepayment of the Convertible Subordinated Notes. In addition, the Company believes that there is uncertainty regarding its ability to refinance the Convertible Subordinated Notes. The Company's ability to repay or refinance any Convertible Subordinated Notes and to meet its other financial obligations, depends on the availability of new sources of funding, which will in turn depend on the Company's operating performance, the state of the financial markets and other factors at the time that the Company wants to repay or refinance these outstanding notes. Accordingly, the Company makes no assurance that it will be able to meet its obligations to repay or refinance the Convertible Subordinated Notes, and the Senior Credit Facility indebtedness, when they become due. If the Company is unable to repay or refinance the Convertible Subordinated Notes, the Company will be forced to adopt an alternative strategy that may include actions such as reducing or delaying planned acquisition activity, selling assets, restructuring or refinancing its indebtedness or seeking additional capital.

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

NOTE 3 - RESTRUCTURING CHARGES

         The Company has reorganized its operations and organization structure from four product-oriented divisions to two customer/market focused business units: the Commercial Business Unit and the Defense Business Unit. In connection with the restructuring plan, the Company eliminated approximately 220 positions ranging from warehouse staff to vice president, of which 120 positions were eliminated prior to December 31, 2000 and 100 positions were eliminated in the first quarter of 2001. Employee termination costs related to those positions eliminated in 2000 and 2001 are reflected in the charges summarized in the table below.

         In connection with the reorganization, the Company recorded restructuring and other charges in the first quarter of 2001 of approximately $1.5 million.

         The following table displays the activity and balances of the accrued restructuring and other charges for the quarter ended March 31, 2001 (in thousands):

                                                    Additional
                                          Accrual    Charges     Amount Paid    Accrual
                                          12/31/00   Accrued       Q1 2001      3/31/01
                                          --------  -----------  -----------    -------

         Employee termination costs        $  107     $  944       $  (956)      $   95
         Facilities exit costs              1,262        172          (384)       1,050
         Other                                285        356          (356)         285
                                           ------     ------       -------       ------
         Total                             $1,654     $1,472       $(1,696)      $1,430
                                           ======     ======       =======       ======


NOTE 4 - ACQUISITIONS

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

NOTE 5 - EARNINGS PER SHARE

         Diluted earnings per share for the three month periods ended March 31, 2001 and 2000 were calculated as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                             2001        2000
                                                            -------     -------

         Net income                                         $(5,331)    $   664
                                                            -------     -------
         Net income available to common and
           common equivalent shares                         $(5,331)    $   664
                                                            =======     =======
         Weighted average number of common shares
           outstanding - basic                               11,911      11,911
         Dilutive common stock equivalents from stock
           options and warrants based on the treasury
           stock method                                          --          62
                                                            -------     -------
         Weighted average number of common shares
           outstanding - diluted                             11,911      11,973
                                                            =======     =======


         At March 31, 2001, options and warrants to purchase 4,279,856 shares of common stock were outstanding but were not included in the computation of diluted EPS because their inclusion would have been antidilutive. At March 31, 2000, options and warrants to purchase 3,687,436 shares of common stock were outstanding but were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares during the period.

NOTE 6 - SEGMENT REPORTING

         During the First Quarter of 2001, the Company combined its Commercial Engine Parts, Whole Engine and Aircraft, and Airframe Avionics and Rotables segments into the Commercial segment. The Commercial segment is involved in the business of purchasing, overhauling (primarily through subcontractors), reselling and leasing of aircraft parts, aircraft engines and engine parts. The Commercial segment specializes in providing engines and engine parts for large turbo-fan engines manufactured by CFM International, General Electric, Pratt & Whitney and Rolls Royce; leasing and reselling whole engines and aircraft; and selling a wide variety of aircraft rotables and expendable components including flight data recorders, electrical and mechanical equipment and radar and navigation systems. The Defense segment is an after-market reseller of aircraft parts and turbojet engines and engine parts for helicopters and large transport aircraft. The segment's primary focus is on the Lockheed Martin C-130 Hercules aircraft, a widely used military transport aircraft, the Allison (Rolls Royce) T56/501 engine, which powers this aircraft and the Allison 250, with approximately 16,000 units actively in use by helicopters. The Company entered the small engine segment in 1997 with the acquisition of Aero Support. The acquisition of Certified on April 29, 1999 enhanced the Company's presence in this market segment.

         The Company has not historically allocated certain selling, general and administrative expenses, interest expense or income taxes to its business segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.


                                                         (In thousands)
                                                       Three Months Ended
                                                            March 31,
                                                      -----------------------
                                                       2001            2000
                                                      -------         -------
         REVENUES
         Commercial                                  $ 66,073        $ 57,276
         Defense                                       15,870          17,195
                                                     --------        --------
           Total revenue                             $ 81,943        $ 74,471
                                                     ========        ========

         GROSS MARGIN
         Commercial                                  $ 14,734        $ 14,404
         Defense                                        5,708           6,095
                                                     --------        --------
           Total gross margin                        $ 20,442        $ 20,499
                                                     ========        ========

         OPERATING INCOME
         Commercial                                  $   (350)       $  6,582
         Defense                                        2,429           2,715
         Unallocated                                   (3,099)         (1,941)
                                                     --------        --------
           Total Operating Income                    $ (1,020)       $  7,356
                                                     ========        ========

         INVENTORIES AND EQUIPMENT UNDER LEASE
         Commercial                                  $247,802        $301,192
         Defense                                       48,856          46,275
                                                     --------        --------
           Total Inventories and Equipment
            Under Lease                              $296,658        $347,467
                                                     ========        ========

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

         The Company's total comprehensive income (loss), comprised of net income (loss) and foreign currency translation adjustments, for the three month periods ended March 31, 2001 and 2000 was as follows:

                                                         (In thousands)
                                                       Three Months Ended
                                                            March 31,
                                                      ---------------------
                                                       2001           2000
                                                      -------         -----

         Net income (loss)                            $(5,331)         $664
         Foreign currency translation adjustments         (28)           (6)
                                                      -------          ----
         Other comprehensive income (loss),
           net of taxes                                   (28)           (6)
                                                      -------          ----
           Total comprehensive income (loss)          $(5,359)         $658
                                                      =======          ====

NOTE 8 - OTHER MATTERS

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on January 1, 2001, did not have an impact on the company's consolidated financial position, results of operations or cash flows.

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

         This report and the documents that are incorporated by reference into this report contain "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words "believes," "expects," "anticipates," or similar expressions are generally considered to be forward-looking statements. Specifically, this report and the documents incorporated into this report by reference contain forward-looking statements, including the following:

         * the Company's beliefs regarding growth and trends in the airline industry;

         * the Company's strategies, plans and objectives and expectations concerning the Company's future market position, operations, cash flow, margins, revenue, profitability, liquidity and capital resources;

         * the Company's ability to repay its 5 3/4% convertible subordinated notes due October 15, 2002 (the "5 3/4% Notes") and its 5 1/2% convertible subordinated notes due June 15, 2003 (the "5 1/2% Notes," and together with the 5 3/4% Notes, the "Convertible Subordinated Notes") and other indebtedness when due;

         * the Company's ability to manage its substantial debt and comply with the financial covenants in its debt instruments;

         * the Company's plans to integrate acquired inventories and businesses;

         * the Company's plans to improve financial controls, management controls, reporting systems and procedures; and

         * the Company's possible strategic acquisition growth involving inventory acquisition and acquisition of complementary businesses when appropriate.

         The forward-looking statements reflect the Company's current view about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors the Company discusses elsewhere in this report and in the section "Risk Factors" in the Company's most recent Annual Report on Form 10-K, and in the documents that are incorporated into this report by reference, could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

         *        continued net losses;

         * adverse consequences relating to the Company's substantial debt;

         * the Company's ability to comply with the financial covenants contained in its Senior Debt Facilities;

         * restrictions on the Company's business and operations imposed by its credit facility with Bank of America, N.A. (the "Senior Credit Facility") and the 13% senior subordinated notes due 2007 held by Key Principal Partners, L.L.C. (the "Key Notes");

         * the Company's ability to effectively integrate acquired companies;

         *        further write-downs of the Company's inventory;

         * fluctuations in demand for the Company's products, which are dependent upon the condition of the airline industry;

         * the Company's ability to acquire adequate inventory and to obtain favorable pricing for its inventory;

         * the Company's ability to arrange for the servicing of its inventory by third-party contractors before resale or lease;

         *        possible product liability claims;

         *        customer concentrations; and

         *        competitive pricing for the Company's products.

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

         The Company has completed several acquisitions during the period from 1998 to 2000. These acquisitions were accounted for using the purchase method of accounting for business combinations and accordingly, those companies' operating results have been included in the Company's results of operations since the date of acquisition.

RESULTS OF OPERATIONS

CONTINUING DEVELOPMENTS IN THE COMPANY'S MARKET ENVIRONMENT

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

         The airframe and engine parts aftermarket has experienced a downturn during 2000, which has continued into 2001. As a result, a number of companies in the industry have encountered financial difficulties. Consequently, many companies within the industry have been forced to sell inventory at reduced prices in order to generate cash. The Company's gross margin and fair value of inventory have been negatively affected by these deteriorating conditions. Additionally, according to reports by a few large airlines, during the first quarter of 2001, the airline industry has begun to experience a slowdown in overall traffic, which the Company's management believes has reduced demand for aftermarket parts. As a result, during the fourth quarter of 2000, the Company recorded an inventory write-down and an impairment of equipment under operating leases totaling $50.6 million. The Company expects to continue to incur losses for at least the first half and for the full year of fiscal 2001. In addition, the Company expects 2001 revenues to be significantly lower than pro forma revenues for 2000.

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

STRATEGIC RESTRUCTURING

         During the fourth quarter of 2000, the Company initiated the restructuring of its operations in conjunction with the acquisition of the parts business of AVSDC. The Company has continued the restructuring of its operations during the first quarter of 2001. The Company has reorganized from four product-oriented divisions to two customer/market focused business units; the Commercial business unit and the Defense business unit. In connection with the restructuring plan, the Company eliminated approximately 120 positions during the fourth quarter of 2000 and 100 positions during the first quarter of 2001. Additionally, the Company is actively pursuing the disposition of seven facilities, which are either owned or leased by the Company. The Company will move all inventory and most of its operations into the new 545,000 square foot facility in Miramar, Florida which was leased as part of the acquisition of the parts business of AVSDC. As a result of this initiative, the Company recorded restructuring and other charges of $3.0 million and $1.5 million in the fourth quarter of 2000 and the first quarter of 2001, respectively, primarily related to facilities closure costs and personnel severance costs.

         For the periods indicated, the following table sets forth the percentage of certain income statement items to total revenues derived from the Company's condensed consolidated statements of earnings.


                                               Percentage of Total Revenues
                                               ----------------------------
                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2001              2000
                                                 -----              -----
Revenue:
  Sales revenues, net                             93.3%              91.1%
  Rental revenues                                  6.7%               8.9%
    Total revenues                               100.0%             100.0%
Operating expenses:
  Cost of goods sold                              70.1%              64.9%
  Depreciation of equipment under operating
    leases                                         5.0%               7.6%
  Selling, general and administrative
    expenses                                      21.7%              15.6%
  Depreciation and amortization expense            2.7%               2.1%
  Restructuring charges                            1.8%               0.0%
    Total operating expenses                     101.2%              90.1%
    Operating (loss) income                       (1.2)%              9.9%
Interest expense (net of interest income)          8.8%               8.5%
    (Loss) income before income taxes            (10.1)%              1.4%
Income taxes                                      (3.6)%              0.5%
    Net (loss) income                             (6.5)%              0.9%


THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         Consolidated sales revenues increased by 13% to $76.5 million for the three months ended March 31, 2001 as compared to $67.8 million for the three months ended March 31, 2000. Sales revenues from the Company's Commercial segment increased by $8.8 million. The increase in sales in the Company's Commercial segment was primarily due to the impact of the AVSDC acquisition partially offset by decreases in revenue from the sale of whole engine and aircraft of $14.0 million due to deteriorated market conditions. Sales revenues from the Company's Defense segment decreased to $15.9 million as compared with $17.2 million for the three months ended March 31, 2001 and March 31, 2000, respectively due to what the Company's management believes are short-term market fluctuations.

         Rental revenues from the Company's Commercial segment decreased by 16.7% to $5.5 million for the three months ended March 31, 2001 as compared to $6.6 million for the three months ended March 31, 2000. The decrease in rental revenues was primarily due to a reduction in the size of the aircraft and engine lease portfolio.

         Cost of goods sold increased by 18.8% to $57.4 million for the three months ended March 31, 2001 as compared to $48.3 million for the three months ended March 31, 2000. Gross profit margin on sales decreased to 24.9% for the three months ended March 31, 2001 as compared with 28.8% for the three months ended March 31, 2000. Gross profit margins in the Company's Commercial segment decreased to 22.3% for the three months ended March 31, 2001 as compared to 25.1% for the three months ended March 31, 2000. The decrease in margins was largely attributable to market conditions as described above. Gross profit margins in the Company's Defense segment was relatively unchanged at 36.0% for the three months ended March 31, 2001 as compared to 35.5% for the three months ended March 31, 2000.

         Depreciation of equipment under operating leases decreased by 27% to $4.1 million for the three months ended March 31, 2001 as compared to $5.6 million for the three months ended March 31, 2000 due to the decrease in the Company's aircraft and engine lease portfolio. Gross profit margin on rental revenues increased to 25.0% in 2001 from 15.0% in 2000. The increase in the gross profit margin was primarily due to improved utilization.

         Selling, general and administrative expenses increased by 53.2% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of total revenues, selling, general and administrative expenses increased to 21.7% in 2001 as compared with 15.6% in 2000. The increase in selling, general and administrative expenses was primarily due to (i) increased personnel costs of $3.3 million in connection with the acquisition of AVSDC and the integration of such business into Kellstrom and (ii) increased bad debt expense of $0.8 million as the Company's revenues and customer base continues to grow coupled with the financial difficulties encountered by participants in the industry.

         Depreciation and amortization expense increased by 37.5% to $2.2 million for the three months ended March 31, 2001 as compared to $1.6 million for the three months ended March 31, 2000. The increase in depreciation and amortization expense was primarily due to amortization of goodwill related to the Company's recent acquisition and increased depreciation expense associated with the Company's investment in facilities and infrastructure.

         Interest expense (net of interest income) increased by 14.3% to $7.2 million for the three months ended March 31, 2001 as compared to $6.3 million for the three months ended March 31, 2000. The increase in interest expense was primarily driven by an increase in the Company's average debt levels during the first quarter of 2001 as compared with the first quarter of 2000.

         The Company's effective tax rate for the three months ended March 31, 2001 was 35.5% as compared with 37.3% for the three months ended March 31, 2000.

         The Company had a net loss for the three months ended March 31, 2001 of $5.3 million as compared with net income of $0.7 million for the three months ended March 31, 2000. Basic and diluted loss per common share for the three months ended March 31, 2001 was $0.45 as compared with basic and diluted earnings per common share of $0.06 for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, the Company's liquidity and capital resources included working capital of $88.6 million. At March 31, 2001, total outstanding debt, including capital lease obligations, was $347.4 million as compared to $352.3 million as of December 31, 2000. As of March 31, 2001, the outstanding principal balance on the Company's Convertible Subordinated Notes was $140.3 million and the Company had contractual lines of credit totaling up to $256.7 million, of which $169.0 million was outstanding and $22.2 million was available based on borrowing base limitations.

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

         To refinance and extend the maturity of the Convertible Subordinated Notes, the Company has commenced an exchange offer for all $54 million of its outstanding 5 3/4% Notes and all $86.3 million of its outstanding 5 1/2% Notes. Under the offer, holders can elect to exchange their Convertible Subordinated Notes for either new 8 1/2% senior subordinated notes due 2008 or new 6% convertible subordinated notes due 2008 (collectively, the "New Notes"). Holders will receive $1,000 principal amount of New Notes for each $1,000 principal amount of their Convertible Subordinated Notes, and will receive accrued and unpaid interest on their Convertible Subordinated Notes in cash. While the Company commenced the exchange offer for the Convertible Subordinated Notes on March 8, 2001, there can be no assurance that the exchange offer will be successful. If the exchange offer is successful, the Company's interest cost will increase. The Company has extended the deadline for the pending exchange offer for the Convertible Subordinated Notes to May 25, 2001.

         The Company is highly leveraged. Furthermore, the Company's liquidity and ability to meet its obligations as they become due in 2001 are subject to, among other things, continued access to the senior secured revolving credit facility and compliance with the terms and covenants of the Company's debt agreements. The Company's senior debt requires it to maintain specified financial ratios and satisfy certain financial tests. In March 2001, the Company amended the financial covenants under its Senior Credit Facility and the Key Notes. The new quarterly debt covenants are adjusted each quarter to reflect forecasted improvements in the Company's business model. At March 31, 2001, the Company was in compliance with the financial covenants under the Senior Credit Facility and the Key Notes. While no assurance can be made, the Company believes it will comply with the new covenants under the Senior Credit Facility and the Key Notes during 2001. If the Company subsequently believes it will not continue to comply with such covenants, the Company will seek an appropriate waiver or amendment from the lenders thereunder. There can be no assurance that the Company will be able to obtain such waiver or amendment on acceptable terms or at all. A breach of any of the financial covenants in the Company's debt instruments could result in a default under these debt instruments. Upon the occurrence of an event of default under the senior debt, the respective lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. Substantially all of the Company's assets are pledged as collateral security for the Senior Credit Facility. If the Company were unable to repay all outstanding amounts under its senior debt, the lenders could proceed against the collateral granted to them to secure that indebtedness, and any proceeds realized upon the sale of this collateral would be used first to satisfy all amounts outstanding under the Company's Senior Credit Facility, and thereafter, any of the Company's other liabilities. In addition, the Company may be prevented from making new borrowings or drawing down further on its Senior Credit Facility.

         Cash flows provided by operating activities for the three months ended March 31, 2001 was $6.2 million compared with $8.6 million provided by operating activities for the three months ended March 31, 2000. The primary sources of cash from operating activities were non-cash expenses of $6.8 million included in net income, an increase in accounts payable of $6.2 million and a decrease in accounts receivable of $5.6 million partially offset by a net loss of $5.3 million, a non-cash deferred tax benefit of $2.9 million included in net income and increases in inventory and equipment under operating leases of $1.8 million and $1.1 million, respectively.

         Cash flows used in investing activities for the three months ended March 31, 2001 was $1.0 million compared with $2.4 million for the three months ended March 31, 2000. The primary use of cash for investing activities purchases of property, plant and equipment of $1.0 million.

         Cash flows used in financing activities for the three months ended March 31, 2001 was $5.2 million compared with $5.8 million for the three months ended March 31, 2000. The primary use of cash from financing activities is a decrease in borrowings under the Company's line of credit agreement of $4.8 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness outstanding under the Company's $256.7 million senior credit facility. The senior credit facility, which expires in 2003, bears interest at the bank's prime rate plus 0-50 basis points or, at the Company's option, LIBOR plus 150-250 basis points. These variable interest rates are subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At March 31, 2001, the Company had approximately $169.0 million in variable rate indebtedness outstanding under the credit facility, representing approximately 48% of the Company's total debt outstanding, at an average interest rate of 7.56% as of March 31, 2001. An increase in interest rates by 1% would have a $1.1 million annual impact on net income.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

(A) GUARANTOR/NON-GUARANTOR FINANCIAL STATEMENTS - UNAUDITED

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

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                           BALANCE SHEET INFORMATION
                                 March 31, 2001
                                 (In thousands)
                                  (Unaudited)


                                                      Kellstrom
                                                     Industries,      Guarantor     Non-Guarantor
                                                        Inc.         Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                     -----------     ------------   -------------   ------------    ------------
                      ASSETS
Current asset:
   Cash and cash equivalents                          $      (7)      $      --       $       7       $      --       $      --
   Trade receivables                                     57,206          15,963              95                          73,264
   Intercompany receivable                              231,864              --              --        (231,864)             --
   Inventories                                          146,094          48,856              --                         194,950
   Equipment under operating leases                          --              --              --                              --
   Property held for sale                                15,259           4,711              --                          19,970
   Prepaid expenses and other current assets              2,702              26             184                           2,912
   Income tax receivable                                  3,917              --              --                           3,917
   Deferred tax assets-current                           31,047           9,671              --                          40,718
                                                      ---------       ---------       ---------       ---------       ---------
      Total current assets                              488,082          79,227             286        (231,864)        335,731

Equipment under operating leases, net                   101,708              --              --                         101,708
Property, plant and equipment, net                       17,749           1,987             109                          19,845
Goodwill, net                                            69,765          24,814              --                          94,579
Notes receivables                                         3,557              --              --                           3,557
Other assets                                              7,071           4,787               1                          11,859
Deferred tax assets-noncurrent                               --              --              --                              --
                                                      ---------       ---------       ---------       ---------       ---------
      Total Assets                                    $ 687,932       $ 110,815       $     396       $(231,864)      $ 567,279
                                                      =========       =========       =========       =========       =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term notes payable                           $ 162,685       $      --       $      --                       $ 162,685
   Current maturities of long-term debt                     200              --              --                             200
   Accounts payable                                      37,288           7,220              10              --          44,518
   Accrued expenses                                      26,270           3,850              44                          30,164
   Income tax payable                                        --              --              --                              --
Other current liabilities-current                         9,506              --               9                           9,515
Deferred tax liability-current                               --              --              --                              --
Intercompany payable                                    194,258          37,596              10        (231,864)             --
                                                      ---------       ---------       ---------       ---------       ---------
      Total current liabilities                         430,207          48,666              73        (231,864)        247,082
Long-term debt, less current maturities                  34,737              --              --                          34,737

Convertible subordinated notes                          140,250              --              --                         140,250
Deferred tax liabilities-non current                      9,009              --              --                           9,009
                                                      ---------       ---------       ---------       ---------       ---------
      Total Liabilities                                 614,203          48,666              73        (231,864)        431,078

Stockholders' Equity:
   Common stock                                              11              --               1              --              12
   Additional paid-in capital                            87,666          34,655             550              --         122,871
   Retained earnings/(Accumulated deficit)              (12,271)         27,505            (228)             --          15,006
   Loans receivable from directors and officers          (1,641)             --              --                          (1,641)
   Foreign currency translation adjustment                  (36)            (11)             --                             (47)
                                                      ---------       ---------       ---------       ---------       ---------
      Total Stockholders' Equity                         73,729          62,149             323              --         136,201
                                                      ---------       ---------       ---------       ---------       ---------
      Total Liabilities and Stockholders' Equity      $ 687,932       $ 110,815       $     396       $(231,864)      $ 567,279
                                                      =========       =========       =========       =========       =========

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENT OF OPERATIONS INFORMATION
                    For the Three Months Ended March 31, 2001
                                 (In thousands)
                                   (Unaudited)



                                                    Kellstrom
                                                   Industries,       Guarantor         Non-Guarantor                     Ending
                                                      Inc.          Subsidiaries       Subsidiaries    Eliminations      Balance
                                                   -----------      ------------       -------------   ------------      -------
Sales of aircraft and engine parts, net            $ 60,577           $ 15,870           $     36          $ --          $ 76,483
Rental revenues                                       5,460                 --                 --            --             5,460
                                                   --------           --------           --------          ----          ---------
   Total revenues                                    66,037             15,870                 36            --            81,943

Cost of Goods Sold                                   47,242             10,162                 --            --            57,404
Inventory write-down                                     --                 --                 --            --                --
Depr. of equip. under operating leases                4,097                 --                 --            --             4,097
SG&A                                                 14,748              2,723                284            --            17,755
Depreciation and amortization                         1,754                467                 14            --             2,235
Restructuring Charges                                 1,383                 89                 --            --             1,472
                                                   --------           --------           --------          ----          ---------
   Total operating expenses                          69,224             13,441                298            --            82,963

   Operating income                                  (3,187)             2,429               (262)           --            (1,020)

Interest expense - net of interest income             7,292                (47)                --            --             7,245
                                                   --------           --------           --------          ----          ---------
   Income before taxes                              (10,479)             2,476               (262)           --            (8,265)

Income taxes                                         (3,720)               879                (93)           --            (2,934)
                                                   --------           --------           --------          ----          ---------
   Net income                                      $ (6,759)          $  1,597           $   (169)         $ --          $ (5,331)
                                                   ========           ========           ========          ====          =========



                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENT OF CASH FLOWS INFORMATION
                    For the Three Months Ended March 31, 2001
                                 (In thousands)
                                  (Unaudited)


                                                           Kellstrom
                                                           Industries,    Guarantor    Non-Guarantor
                                                               Inc.      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                           -----------   ------------  -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $ (6,759)     $  1,597      $   (169)     $     --      $ (5,331)
Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization                             1,754           467            14            --         2,235
     Depreciation of equipment under operating leases          4,097            --            --            --         4,097
     Amortization of deferred financing costs                    552            --            --            --           552
     Deferred income taxes                                   (17,775)       14,840            --            --        (2,935)

Changes in operating assets and liabilities:
     (Increase) decrease in trade receivables, net           (41,790)       47,463           (63)           --         5,610
     (Increase) decrease in inventories                      (73,395)       71,569            --            --        (1,826)
     Increase in equipment under operating leases             (1,091)           --                                    (1,091)
     Decrease (increase) in prepaid expenses and
       other current assets                                     (476)          328           (90)           --          (238)
     Decrease (increase) in income tax receivable                 10            --            --            --            10
     Decrease (increase) in other assets                      (5,881)        5,902            (2)           --            19
     Increase (decrease) in accounts payable                  24,407       (17,446)            5          (735)        6,231
     Increase (decrease) in accrued expenses                  18,516       (19,517)           (6)           --        (1,007)
     Increase (decrease) in other current liabilities          9,506        (9,596)            9            --           (81)
     Increase (decrease) in income taxes payable                  --            --            --            --            --
                                                            --------      --------      --------      --------      --------
           Net cash used in operating activities             (88,325)       95,607          (302)         (735)        6,245
                                                            --------      --------      --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                           --                          --            --            --
     Acquisition earn-out payments                                --            --                                        --
     Purchase of property, plant and equipment                  (711)         (317)                                   (1,028)
     Investment in KAV receivable                                 --                                                      --
                                                            --------      --------      --------      --------      --------
           Net cash used in investing activities                (711)         (317)           --            --        (1,028)
                                                            --------      --------      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit agreement            (4,791)                                                 (4,791)
     Advances to/From Parent                                                                                              --
     Debt repayment, including capital lease obligation           --                                                      --
     Proceeds from the issuance of debt                           --                                                      --
     Proceeds from the issuance of convertible
       subordinated notes                                                                                                 --
     Proceeds from repayment of loans to directors
       and officers                                               94                                                      94
     Payment of deferred financing costs                        (520)                                                   (520)
                                                            --------      --------      --------      --------      --------
           Net cash provided by financing activities          (5,217)           --            --            --        (5,217)
                                                            --------      --------      --------      --------      --------
NET INCREASE IN CASH & CASH EQUIVALENTS                      (94,253)       95,290          (302)         (735)            0
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                      --            --            --            --            --
                                                            --------      --------      --------      --------      --------
CASH & CASH EQUIVALENTS, END OF PERIOD                      $(94,253)     $ 95,290      $   (302)     $   (735)     $      0
                                                            ========      ========      ========      ========      ========


                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                           BALANCE SHEET INFORMATION
                                December 31, 2000
                                 (In thousands)
                                   (Unaudited)


                                                      Kellstrom
                                                      Industries,     Guarantor     Non-Guarantor
                                                         Inc.        Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                      -----------    ------------   -------------   ------------   ------------
                      ASSETS
Current asset:
   Cash and cash equivalents                          $ (12,012)      $   9,683       $      83       $   2,246       $      --
   Trade receivables                                     16,857          63,426              32                          80,315
   Intercompany receivable                              267,086         (10,352)            (41)       (256,693)             --
   Inventories                                           75,215         120,425              --                         195,640
   Property held for sale                                12,601           7,331              --              --          19,932
   Prepaid expenses and other current assets              2,225             354              94                           2,673
   Income tax receivable                                  3,928              --              --                           3,928
   Deferred tax assets-current                            7,082          33,636              --                          40,718
                                                      ---------       ---------       ---------       ---------       ---------
      Total current assets                              372,982         224,503             168        (254,447)        343,206

Equipment under operating leases, net                        --          98,555              --                          98,555
Property, plant and equipment, net                       10,197           9,596             103                          19,896
Goodwill, net                                            50,528          45,238              --                          95,766
Notes receivables                                            --           3,435              --                           3,435
Deferred financing costs                                  5,403              --              --                           5,403
Other assets                                              1,928           5,286              --                           7,214
                                                      ---------       ---------       ---------       ---------       ---------
      Total Assets                                    $ 441,038       $ 386,613       $     271       $(254,447)      $ 573,475
                                                      =========       =========       =========       =========       =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                    $ 167,277       $      --       $      --                       $ 167,277
   Current maturities of long-term debt                     200              --              --                             200
   Accounts payable                                      10,937          24,666               5             735          36,343
   Accrued expenses                                       8,042          23,367              50                          31,459
   Income tax payable                                        --              --              --                              --
Other current liabilities-current                            --           9,597              --                           9,597
Intercompany payable                                    124,696         130,889            (403)       (255,182)             --
                                                      ---------       ---------       ---------       ---------       ---------
      Total current liabilities                         311,152         188,519            (348)       (254,447)        244,876

Long-term debt, less current maturities                  34,937              --              --                          34,937
Convertible subordinated notes                          140,250              --              --                         140,250
Deferred tax liabilities-non current                      2,819           9,125              --                          11,944
                                                      ---------       ---------       ---------       ---------       ---------
      Total Liabilities                                 489,158         197,644            (348)       (254,447)        432,007

Stockholders' Equity:
   Common stock                                              10               1               1              --              12
   Additional paid-in capital                             3,148         119,172             551              --         122,871
   Retained earnings/(Accumulated deficit)              (49,544)         69,757             125              --          20,338
   Loans receivable from directors and officers          (1,734)             --              --                          (1,734)
   Foreign currency translation adjustment                   --              39             (58)                            (19)
                                                      ---------       ---------       ---------       ---------       ---------
      Total Stockholders' Equity                        (48,120)        188,969             619              --         141,468
                                                      ---------       ---------       ---------       ---------       ---------
      Total Liabilities and Stockholders' Equity      $ 441,038       $ 386,613       $     271       $(254,447)      $ 573,475
                                                      =========       =========       =========       =========       =========



                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENT OF OPERATIONS INFORMATION
                    For the Three Months Ended March 31, 2000
                                 (In thousands)
                                   (Unaudited)



                                                    Kellstrom
                                                   Industries,       Guarantor         Non-Guarantor                    Ending
                                                      Inc.          Subsidiaries       Subsidiaries    Eliminations     Balance
                                                   -----------      ------------       -------------   ------------     -------
Sales of aircraft and engine parts, net            $ 20,285           $ 47,121           $    429         $ --          $ 67,835
Rental revenues                                          --              6,636                 --           --             6,636
                                                   --------           --------           --------         ----          --------
   Total revenues                                    20,285             53,757                429           --            74,471

Cost of Goods Sold                                   13,371             34,963                 --           --            48,334
Inventory write-down                                     --                 --                 --           --                --
Depr. of equip. under operating leases                   --              5,638                 --           --             5,638
SG&A                                                  5,448              6,024                120           --            11,592
Depreciation and amortization                           740                811                 --           --             1,551
Non-recurring expenses                                   --                 --                 --           --                --
                                                   --------           --------           --------         ----          --------
   Total operating expenses                          19,559             47,436                120           --            67,115

   Operating income                                     726              6,321                309           --             7,356

Interest expense - net of interest income             6,461               (164)                --           --             6,297
                                                   --------           --------           --------         ----          --------
   Income before taxes                               (5,735)             6,485                309           --             1,059

Income taxes                                         (2,139)             2,419                115           --               395

Income from Continuing Operations                    (3,596)             4,066                194           --               664

Extraordinary Loss, Ext. of Debt, net                    --                 --                 --                             --
                                                   --------           --------           --------         ----          --------
   Net income                                      $ (3,596)          $  4,066           $    194         $ --          $    664
                                                   ========           ========           ========         ====          ========


                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS INFORMATION
                    For the Three Months Ended March 31, 2000
                                 (In thousands)
                                   (Unaudited)



                                                              Kellstrom
                                                             Industries,    Guarantor    Non-Guarantor
                                                                Inc.       Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                             -----------   ------------  -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $ (3,596)      $  4,066       $    194       $     --      $    664
Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization                                740            811             --             --         1,551
     Depreciation of equipment under operating leases              --          5,638             --             --         5,638
     Restructuring and other charges                               --             --                                          --
     Write-down of inventory and leases                            --             --                                          --
     Amortization of deferred financing costs                     519             --             --             --           519
     Deferred income taxes                                      1,590             --             --             --         1,590
     Loss on early retirement of debt                              --             --
     Loss on sales of investment securities                        --             --             --             --            --

Changes in operating assets and liabilities:
     (Increase) decrease in trade receivables, net             12,695         (5,417)            --             --         7,278
     (Increase) decrease in inventories                         7,527        (20,780)            --             --       (13,253)
     Increase in equipment under operating leases                              5,079                                       5,079
     Decrease (increase) in prepaid expenses and other
       current assets                                          (3,591)          (252)            13          1,511        (2,319)
     Decrease (increase) in income tax receivable                  --                                                         --
     Decrease (increase) in other assets                         (252)           735             --             --           483
     Increase (decrease) in accounts payable                      (14)         2,359             --             --         2,345
     Increase (decrease) in accrued expenses                   (4,455)         4,845             (8)            --           382
     Increase (decrease) in income taxes payable               (1,388)                                                    (1,388)
                                                             --------       --------       --------       --------      --------
           Net cash used in operating activities                9,775         (2,916)           199          1,511         8,569
                                                             --------       --------       --------       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                            --                            --             --            --
     Acquisition earn-out payments                                 --         (1,333)                                     (1,333)
     Purchase of property, plant and equipment                   (517)          (517)                                     (1,034)
     Investment in KAV receivable                                  --                                                         --
                                                             --------       --------       --------       --------      --------
           Net cash used in investing activities                 (517)        (1,850)            --             --        (2,367)
                                                             --------       --------       --------       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit agreement             (5,759)                                                    (5,759)
     Advances to/From Parent                                       --
     Debt repayment, including capital lease obligation            --                                                         --
     Proceeds from the issuance of debt                            --                                                         --
     Proceeds from the issuance of convertible
       subordinated notes                                                                                                     --
     Proceeds from repayment of loans to directors
       and officers                                               (42)                                                       (42)
     Payment of deferred financing costs                           --                                                         --
                                                             --------       --------       --------       --------      --------
           Net cash provided by financing activities           (5,801)            --             --             --        (5,801)
                                                             --------       --------       --------       --------      --------
NET INCREASE IN CASH & CASH EQUIVALENTS                         3,457         (4,766)           199          1,511           401
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                       --            272             --             --           272
                                                             --------       --------       --------       --------      --------
CASH & CASH EQUIVALENTS, END OF PERIOD                       $  3,457       $ (4,494)      $    199       $  1,511      $    673
                                                             ========       ========       ========       ========      ========


(B) PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

         The condensed consolidated statement of operations of the Company for the 3 months ended March 31, 2001 are the Company's actual results, as they reflect the operations of AVSDC for the entire period presented. The pro forma condensed consolidated statement of operations of the Company for the three months ended march 31, 2000 are based on historical financial statements of the Company and have been adjusted to reflect the acquisition of AVSDC as though the companies had combined at the beginning of the period being reported.

         The pro forma condensed consolidated financial information does not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor does it purport to be indicative of the results that will be obtained in the future. The pro forma consolidated financial information is based on certain assumptions and adjustments described in the notes hereto and should be read in conjunction therewith.

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
            Pro Forma Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        -----------------------------
                                                                           2001               2000
                                                                        ---------           ---------
                                                                          Actual            Pro Forma
                                                                        ---------           ---------
Sales revenues, net                                                     $  76,483           $ 130,449
Rental revenues                                                             5,460               6,636
                                                                        ---------           ---------
   Total revenues                                                          81,943             137,085

Cost of goods sold                                                        (57,404)            (99,747)
Depreciation of equipment under operating leases                           (4,097)             (5,638)
Selling, general and administrative expenses                              (17,755)            (20,235)
Depreciation and amortization                                              (2,235)             (2,615)
Restructuring charges                                                      (1,472)                 --
                                                                        ---------           ---------
   Total operating expenses                                               (82,963)           (128,235)

Operating income                                                           (1,020)              8,850

Interest expense, net of interest income                                   (7,245)             (7,118)
                                                                        ---------           ---------

Income before income taxes                                                 (8,265)              1,732

Income taxes                                                                2,934               2,103
                                                                        ---------           ---------
Net (loss) income                                                       $  (5,331)          $   3,835
                                                                        =========           =========

(Loss) earnings per common share - basic                                $   (0.45)          $    0.32
                                                                        =========           =========

(Loss) earnings per common share - diluted                              $   (0.45)          $    0.31
                                                                        =========           =========

Weighted average number of common shares
   outstanding - basic                                                     11,911              11,911
                                                                        =========           =========

Weighted average number of common shares
   outstanding - diluted                                                   11,911              12,341
                                                                        =========           =========


            Unaudited - See accompanying notes to pro forma condensed
                      consolidated statements of earnings.

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
            Pro Forma Condensed Consolidated Statements of Operations
                        Three Months Ended March 31, 2000
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                   Historical
                                                          -----------------------------           Pro Forma            Pro Forma
                                                          Kellstrom             AVSDC            Adjustments           Combined
                                                          ---------           ---------          -----------          ---------
Sales revenues, net                                       $  67,835           $  64,170           $  (1,556)          $ 130,449
Rental revenues                                               6,636                  --                  --               6,636
                                                          ---------           ---------           ---------           ---------
   Total revenues                                            74,471              64,170              (1,556)            137,085

Cost of goods sold                                          (48,334)            (51,743)              1,240             (99,747)
                                                                                                       (910)

Inventory write-down                                             --                                                          --
Depreciation of equipment under operating leases             (5,638)                 --                  --              (5,638)
Selling, general and administrative expenses                (11,592)            (10,805)              2,162             (20,235)
Restructuring and other charges                                  --                  --                  --                  --
Depreciation and amortization                                (1,551)               (823)               (241)             (2,615)
                                                          ---------           ---------           ---------           ---------
   Total operating expenses                                 (67,115)            (63,371)              2,251            (128,235)

Operating income                                              7,356                 799                 695               8,850

Interest expense, net of interest income                     (6,297)             (8,587)               (821)             (7,118)
                                                                                                      8,587
                                                          ---------           ---------           ---------           ---------

Income before income taxes                                    1,059              (7,788)              8,461               1,732

Income taxes                                                   (395)              2,495                   3               2,103
                                                          ---------           ---------           ---------           ---------
Net income                                                      664              (5,293)              8,464               3,835
                                                          =========           =========           =========           =========
Earnings per common share - basic                         $    0.06                                                   $    0.32
                                                          =========                                                   =========
Earnings per common share - diluted                       $    0.06                                                   $    0.31
                                                          =========                                                   =========
Weighted average number of common shares
   outstanding - basic                                       11,911                                                      11,911
                                                          =========                                                   =========
Weighted average number of common shares
   outstanding - diluted                                     11,973                                                      12,341
                                                          =========                                                   =========





            Unaudited - See accompanying notes to pro forma condensed
                       consolidated statement of earnings

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
       Notes to Pro Forma Condensed Consolidated Statements of Operations
                        Three Months Ended March 31, 2000
                                 (In thousands)
                                   (Unaudited)

(A) For the purpose of presenting the pro forma condensed consolidated statement of earnings, the following adjustments have been made for the AVSDC acquisition:


      Increase (decrease) in income:
      Reversal of sales between Kellstrom and AVSDC                                                $ (1,556)
      Reversal of cost of goods sold between Kellstrom and AVSDC                                      1,240
      Adjustment to reflect terms under the consignment agreement between Kellstrom
        and KAV (i)                                                                                    (910)
      Elimination of redundant personnel (iv)                                                         2,162
      Amortization of goodwill and deferred financing costs (ii)                                       (241)
      Interest expense on debt incurred to finance the acquisition                                     (821)
      Reduction in interest expense due to pay-off of AVSDC debt                                      8,587
                                                                                                   --------
                                                                                                      8,461

      Tax effect of pro forma adjustments and impact of acquisition on the provision for
        income taxes (iii)                                                                                3
                                                                                                   --------
      Net adjustments                                                                              $  8,464
                                                                                                   ========



      (i) - Adjustment to reflect terms under the consignment agreement between Kellstrom and KAV was calculated based on historical sales and adjusting the gross margin to arrive at a 18% margin based on the 20% consignment fee stipulated in the consignment agreement adjusted for estimated repair and overhaul costs.

      (ii) - Amortization period for goodwill is 30 years. Amortization period for deferred financing costs is over the remaining life of the debt instrument.

      (iii) - Pro forma income tax expense adjusted to reflect Kellstrom consolidated effective tax rate.

      (iv) - In connection with the acquisition, the Company implemented several initiatives designed to reduce the operating costs of the combined Company. These initiatives resulted in the identification of approximately 220 employees whose jobs were terminated and seven facilities which will be closed. In connection with the acquisition, the Company is expected to incur expenses associated with the prepayment of the ELAS note of $1.3 million, net of tax benefit.

(B) The Company is expected to incur expenses associated with the acquisition of approximately $1.9 million, net of tax.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         10.1 - Amended and Restated Employment Agreement dated December 31, 2000 between Kellstrom and Fred von Husen.

(b)      Reports on Form 8-K.

         The Company filed a Report on Form 8-K/A dated February 16, 2001, which amended the Form 8-K filed with the Commission on December 18, 2000, relating to the acquisition by the Company of AVSDC. The Form 8-K/A amended the information referred to in Item 7 of the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2001                                 KELLSTROM INDUSTRIES, INC.
                                             (Registrant)



                                             /s/ Oscar E. Torres
                                             -----------------------------------
                                             Oscar E. Torres
                                             Chief Financial Officer
                                             (principal financial and
                                             accounting officer)

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

10.1 Amended and Restated Employment Agreement dated December 31, 2000 between Kellstrom and Fred von Husen.