Form 10-K/A
period 2000-12-31
KELLSTROM INDUSTRIES INC
filed 2001-06-12
CIK 918275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 6, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $21,352,014 based on the closing price on that date of $2.20 per share. As of that date, there were 11,910,981 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Act of 1934, as amended.

                                Explanatory Note

This Amendment on Form 10-K/A to Kellstrom Industries, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000 is being filed to amend in its entirety Item 14(a)(1) of Kellstrom's Annual Report on Form 10-K in order to provide audited guarantor/non-guarantor financial statements and to comply with formal requirements regarding the presentation of certain pro forma information.

                           Kellstrom Industries, Inc.
                               Amendment No. 1 to
                          Annual Report on Form 10-K/A

                                      Index



                                                                                                         PAGE NUMBER
                                                                                                         -----------

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K ...................          3

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

The following table sets forth selected pro forma information of the Company for the 12 months ended December 31, 2000 and 1999. The pro forma information is based on historical financial statements of the Company and has been adjusted to reflect the acquisition of AVSDC as though the companies had combined at the beginning of the periods being reported. The pro forma information is based on certain assumptions and does not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor does it purport to be indicative of the results that will be obtained in the future.

                                                      Years Ended December 31,
                                                      ------------------------
                                                         2000         1999
                                                      ----------  ------------
                                                       (In Thousands, except
                                                         per share amounts)

Revenues                                              $  527,282  $  558,838

(Loss) income before extraordinary items                 (29,192)     11,743

Net (loss) income                                        (30,541)     11,743

(Loss) income per share - basic                            (2.56)        .99

(Loss) income per share - diluted                          (2.56)        .86



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

21. SUBSEQUENT EVENT

As more fully disclosed in Note 2, on March 8th, 2001, the Company commenced an exchange offer for all $54 million of its outstanding 5-3/4% notes and all $86.3 million of its outstanding 5-1/2% notes.

The following consolidating financial information presents balance sheet, income statement and cash flow information related to the Company's business. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary of the Company and will fully and unconditionally guarantee the 8 1/2% senior subordinated notes to be issued by the Company, on a joint and several basis. The Non-Guarantors are the Company's foreign subsidiaries. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

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


22. SUPPLEMENTAL FINANCIAL DATA

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


(B) PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

The condensed consolidated statement of operations of the Company for the 12 months ended December 31, 2000 is based on historical financial statements of the Company and has been adjusted to reflect the acquisition of AVSDC as though the companies had combined at the beginning of the periods being reported.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 7, 2001                          KELLSTROM INDUSTRIES, INC.
                                                       (Registrant)

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

Signature                                      Title                                        Date
---------                                      -----                                        ----



/s/ Zivi R. Nedivi                             President and Chief Executive                June 7, 2001
------------------------------------           Officer and Director
Zivi R. Nedivi                                 (principal executive officer)


/s/ Yoav Stern                                 Chairman of the Board of Directors           June 7, 2001
------------------------------------
Yoav Stern

/s/ Oscar E. Torres                            Chief Financial Officer                      June 7, 2001
-------------------                            (principal financial and
Oscar E. Torres                                accounting officer)


/s/ David Jan Mitchell                         Director                                     June 7, 2001
------------------------------------
David Jan Mitchell

/s/ Niv Harizman                               Director                                     June 7, 2001
------------------------------------
Niv Harizman

/s/ Ted S. Webb, Jr.                           Director                                     June 7, 2001
------------------------------------
Ted S. Webb, Jr.

/s/ Admiral William J. Crowe, Jr.              Director                                     June 7, 2001
------------------------------------
Admiral William J. Crowe, Jr.