Form 10-Q
period 2001-06-30
KELLSTROM INDUSTRIES INC
filed 2001-08-16
CIK 918275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission file number 0-23764

                           KELLSTROM INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                        13-3753725
--------                                                        ----------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

3701 FLAMINGO ROAD, MIRAMAR, FLORIDA                                33027
------------------------------------                                -----
(Address of principal executive offices)                          (Zip Code)

                                 (954) 538-2000
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 11,910,981 shares of common stock, $.001 par value per share, were outstanding as of July 31, 2001.

                           KELLSTROM INDUSTRIES, INC.

                                      INDEX

                                                                                                         PAGE NUMBER
                                                                                                         -----------
                                     PART I

Item 1.         Financial Statements:

                Condensed Consolidated Balance Sheets  ...............................................        3

                Condensed Consolidated Statements of Operations  .....................................        4

                Condensed Consolidated Statements of Cash Flows  .....................................        5

                Notes to Condensed Consolidated Financial Statements  ................................        7

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations.................................................................       16

Item 3.         Quantitative and Qualitative Disclosures About Market Risk ...........................       26

                                     PART II

Item 1.         Legal Proceedings.....................................................................       27

Item 2.         Changes in Securities and Use of Proceeds  ...........................................       27

Item 3.         Defaults Upon Senior Securities.......................................................       27

Item 4.         Submission of Matters to a Vote of Security Holders...................................       27

Item 5.         Other Information.....................................................................       28

Item 6.         Exhibits and Reports on Form 8-K......................................................       32

ITEM 1. FINANCIAL STATEMENTS

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)

                                                                                      (Unaudited)
                                                                                     June 30, 2001       December 31, 2000
                                                                                     -------------       -----------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                            $       --           $       --
  Trade receivables, net of allowances for returns and
    doubtful accounts of $12,141 and $8,868
    for 2001 and 2000, respectively                                                        64,372               80,315
  Inventories                                                                             218,179              195,640
  Property and plant held for sale                                                         19,970               19,932
  Prepaid expenses                                                                          2,626                2,673
  Income tax receivable                                                                    11,255                3,928
  Deferred tax assets                                                                       9,009               40,718
                                                                                       ----------           ----------
      Total current assets                                                                325,411              343,206

Notes receivable                                                                            3,683                3,435
Equipment under long-term operating leases, net                                            83,397               98,555
Property, plant and equipment, net                                                         20,199               19,896
Goodwill, net                                                                              93,657               95,766
Deferred financing charges                                                                  6,740                5,403
Other assets                                                                                6,338                7,214
                                                                                       ----------           ----------
      Total Assets                                                                     $  539,425           $  573,475
                                                                                       ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                                                                      $  208,437           $  167,277
  Current maturities of long-term debt                                                         --                  200
  Accounts payable                                                                         41,202               36,343
  Accrued expenses                                                                         35,168               31,459
  Capital lease obligations                                                                 9,507                9,597
                                                                                       ----------           ----------
      Total current liabilities                                                           294,314              244,876

Long-term debt, less current maturities                                                        --               34,937
Convertible subordinated notes                                                            140,250              140,250
Deferred tax liabilities                                                                    9,009               11,944
                                                                                       ----------           ----------
      Total Liabilities                                                                   443,573              432,007

Stockholders' Equity:
  Common stock, $ .001 par value; 50,000 shares authorized;
    11,911 shares issued and outstanding
    in 2001 and 2000                                                                           12                   12
  Additional paid-in capital                                                              122,871              122,871
  (Accumulated deficit) retained earnings                                                 (25,499)              20,338
  Loans receivable from directors and officers                                             (1,485)              (1,734)
  Accumulated other comprehensive loss                                                        (47)                 (19)
                                                                                       ----------           ----------
      Total Stockholders' Equity                                                           95,852              141,468
                                                                                       ----------           ----------
     Total Liabilities and Stockholders' Equity                                        $  539,425           $  573,475
                                                                                       ==========           ==========

     See accompanying notes to condensed consolidated financial statements

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended                  Six Months Ended
                                                                         June 30,                            June 30,
                                                                ---------------------------       ----------------------------
                                                                   2001              2000            2001              2000
                                                                ----------        ---------       ----------        ----------
Sales revenues, net                                             $   84,217        $  77,364       $  160,700        $  145,199
Rental revenues                                                      5,560            4,883           11,020            11,519
                                                                ----------        ---------       ----------        ----------
  Total revenues                                                    89,777           82,247          171,720           156,718

Cost of goods sold                                                  69,964           56,004          127,369           104,339
Cost of goods sold - inventory write-down                            5,330               --            5,330                --
Depreciation of equipment under operating leases                     3,663            4,326            7,760             9,964
Selling, general and administrative expenses                        17,092           11,673           35,014            23,265
Depreciation and amortization                                        2,411            1,552            4,646             3,103
Restructuring and other charges                                        549               --            1,855                --
                                                                ----------        ---------       ----------        ----------
  Total operating expenses                                          99,009           73,555          181,974           140,671

  Operating (loss) income                                           (9,232)           8,692          (10,254)           16,047

Interest expense, net of interest income                             6,904            6,462           14,149            12,759
                                                                ----------        ---------       ----------        ----------
  (Loss) income before income taxes                                (16,136)           2,230          (24,403)            3,288

Income tax expense                                                  24,369              838           21,434             1,232
                                                                ----------        ---------       ----------        ----------
  Net (loss) income                                             $  (40,505)       $   1,392       $  (45,837)       $    2,056
                                                                ==========        =========       ==========        ==========
(Loss) earnings per common share - basic                        $    (3.40)       $    0.12       $    (3.85)       $     0.17
                                                                ==========        =========       ==========        ==========
(Loss) earnings per common share - diluted                      $    (3.40)       $    0.12       $    (3.85)       $     0.17
                                                                ==========        =========       ==========        ==========
Weighted average number of common shares
outstanding - basic                                                 11,911           11,911           11,911            11,911
                                                                ==========        =========       ==========        ==========
Weighted average number of common shares
outstanding - diluted                                               11,911           11,919           11,911            11,946
                                                                ==========        =========       ==========        ==========

     See accompanying notes to condensed consolidated financial statements

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                          Six Months Ended June 30,
                                                                                       -------------------------------
                                                                                          2001                 2000
                                                                                       ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                      $  (45,837)          $    2,056
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
  Depreciation and amortization                                                             4,646                3,103
  Depreciation of equipment under operating leases                                          7,760                9,964
  Write-down of inventory                                                                   5,330                   --
  Amortization of deferred financing costs                                                  1,279                1,038
  Deferred income taxes                                                                    28,774                1,792

Changes in operating assets and liabilities:
  Decrease in trade receivables, net                                                       14,502               12,667
  Increase in inventories                                                                 (28,019)             (20,007)
  Decrease in equipment under operating leases                                             11,191                5,084
  Increase (decrease) in prepaid expenses and other current assets                            176                 (948)
  Increase in income tax receivable                                                        (7,328)                  --
  Increase (decrease) in other assets                                                         258                 (394)
  Increase (decrease) in accounts payable                                                   2,916                 (499)
  Increase in accrued expenses                                                              5,285                6,035
  Decrease in other current liabilities                                                       (90)                  --
                                                                                       ----------           ----------
    Net cash provided by operating activities                                                 843               19,891
                                                                                       ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition earn-out payments                                                            (1,333)              (3,619)
  Purchase of property, plant and equipment                                                (2,763)              (1,852)
                                                                                       ----------           ----------
    Net cash used in investing activities                                                  (4,096)              (5,471)
                                                                                       ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under line of credit agreement                                  6,223               (8,456)
  Debt repayment, including capital lease obligation                                         (200)              (2,146)
  Payments from (loans to) directors and officers                                             249                 (278)
  Payment of deferred financing costs                                                      (3,019)                  --
                                                                                       ----------           ----------
    Net cash used in (provided by) financing activities                                     3,253              (10,880)
                                                                                       ----------           ----------
NET INCREASE IN CASH & CASH EQUIVALENTS                                                        --                3,540

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   --                  272
                                                                                       ----------           ----------
CASH & CASH EQUIVALENTS, END OF PERIOD                                                 $       --           $    3,812
                                                                                       ==========           ==========

                                   (continued)

      See accompanying notes to condensed consolidated financial statements

                  KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (continued)

                                                                                   Six Months Ended June 30,
                                                                               -------------------------------
                                                                                  2001                 2000
                                                                               ---------             ---------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest                                                                   $  13,930             $  11,566
                                                                               =========             =========
    Income taxes                                                               $      --             $     368
                                                                               =========             =========

      See accompanying notes to condensed consolidated financial statements

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         NOTE 1 - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Kellstrom Industries, Inc. and its subsidiaries (the "Company") after elimination of intercompany accounts and transactions. The Company has ownership in wholly-owned subsidiaries as well as a 50% ownership in KAV Inventory LLP ("KAV"), a joint-venture formed on December 1, 2000 with Aviation Sales Company. Due to the fact that the Company does not exercise control over KAV, the Company does not consolidate the accounts of KAV. These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 31, 2000 has been derived from audited financial statements. In order to prepare the financial statements in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

         In the opinion of management of the Company, the condensed consolidated financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2001, the condensed consolidated results of operations for the three and six month periods ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

         NOTE 2 - LIQUIDITY

         The Company is highly leveraged with total outstanding debt of $358.2 million. For the second half of 2001, the Company has debt service obligations of $14.2 million, including principal and interest (assuming that the Company is required to pay default interest during such period). The Company is also incurring significant losses and using its cash flow to fund such losses and expects this to continue in the second half of 2001. In addition, if there is availability under the Senior Credit Facility (as defined below), the Company has the obligation to purchase certain assets under its capital lease obligations for $9.3 million. Currently, the Company's only sources of funds to meet its debt service obligations and to fund its losses during the second half of 2001 are (1) availability of funds under the Senior Credit Facility and (2) cash flow from operations. As of June 30, 2001, the Company had only $22.4 million of availability under the Senior Credit Facility.

         The Company will only have access to available funds under the Senior Credit Facility if either (1) the Company maintains compliance with certain financial ratios and tests and it complies with its other Senior Credit Facility covenants, including the obligation to timely pay all interest and principal due under the Senior Credit Facility and other debt, or (2) the Company receives a forbearance from the lenders under its Senior Credit Facility for any such defaults thereunder. As of June 30, 2001, the Company was not in compliance with the financial ratios and tests specified in the Senior Credit Facility and consequently was in default under the terms of its Senior Credit Facility. These lenders under the Senior Credit Facility ("the Senior Lenders") have agreed to forbear in regards to these covenant violations until October 15, 2001, although the date may be accelerated by the lenders to October 1, 2001. The Company is currently in the process of pursuing a waiver of its noncompliance with financial covenants and an amendment to the financial covenants contained in its Senior Credit Facility with its Senior Lenders. As a condition to such forbearance, the Company has agreed to reduce the maximum amount that it may borrow under the revolving credit portion of its Senior Credit Facility to $220 million. During such forbearance period, the Company has agreed to pay default interest at the bank's prime rate plus 250 basis points and to reduce its borrowing capacity under the Senior Credit Facility. As a result of the default under the Senior Credit Facility, the Senior Lenders have the right to enforce a payment blockage with respect to any payments of interest or principal on all junior debt.

         If the Company does not reach an agreement with the Senior Lenders with regards to a waiver of the covenant violations and an amendment to the financial covenants prior to October 15, 2001, the Senior Lenders could exercise all rights and remedies available to them in an Event of Default under the Senior Credit Facility, including preventing from making new borrowings under the Senior Credit Facility or declaring all amounts outstanding, together with accrued interest, to be immediately due and payable. Substantially all of the Company's assets are pledged as collateral security for the Senior Credit Facility. If the Company were unable to repay all outstanding amounts under its Senior Credit Facility, the Senior Lenders could proceed against the collateral granted to them to secure that indebtedness, and any proceeds realized upon the sale of this collateral would be used first to satisfy all amounts outstanding under the Company's Senior Credit Facility, and thereafter, any of the Company's other liabilities.

         The Company currently owes $30.0 million under Senior Subordinate Notes ("Key Notes") that were issued on November 13, 2000 to Key Principal Partners LLC ("Key"). The Key Notes (as defined below) require the Company to maintain specified financial ratios and satisfy certain financial tests. As of June 30, 2001, the Company was not in compliance with these ratios and tests and has therefore classified the Key Notes as a current liability as of that date. Key has agreed to forbear in regards to these covenant violations until October 15, 2001 or such earlier date as the forbearance under the Senior Credit Facility shall terminate. The Company is currently in the process of pursuing a waiver of its noncompliance with these financial ratios and an amendment to the financial covenants contained in the Key Notes. If Key does not grant a waiver and amendment to the financial covenants, then Key would have the right to accelerate the principal and interest. As a result of the Company's current default under its Senior Credit Facility discussed above, the Senior Lenders have the ability to block any payment of interest or principal on the Key Notes, including those interest payments due on September 15, 2001 and December 15, 2001. If the Company does not make its interest payments, then Key would have the right to accelerate the principal and interest due on the Key Notes. If the Key Notes are accelerated, the Company would not have the liquidity to pay the full amount of principal and interest.

         The Company's ability to continue as a going concern will depend upon the Company obtaining a waiver from its Senior Lenders and Key with regards to its non-compliance with financial covenants and an amendment to its existing Senior Credit Facility and Key Notes. In addition, the Company's ability to continue as a going concern will depend upon, among other factors, the Company's operating performance, including its ability to implement its business strategy, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. Failure to amend the financial covenants under its Senior Credit Facility and the Key Notes or service its indebtedness will have a material adverse effect on the Company's ability to continue to operate as a going concern. The Company would be forced to adopt an alternative strategy that may include actions such as selling assets, restructuring or refinancing its indebtedness or seeking additional capital. This could impact the carrying values and classification of the Company's assets and liabilities; however, no adjustment to the carrying value or classification have been reflected in these financial statements.

         The Company currently has $54.0 million of 5 3/4% Convertible Subordinated Notes due 2002 and $86.3 million of 5 1/2% Convertible Subordinated Notes due 2003. As a result of the Company's current default under its Senior Credit Facility discussed above, the Senior Lenders have the ability to block any payment of interest or principal on the Convertible Subordinated Notes (as defined below), including those interest payments due on October 15, 2001 and December 15, 2001. If the Company does not make its interest payments, then the holders of the Convertible Subordinated Notes would have the right to accelerate the principal and interest due on the Convertible Subordinated Notes. If the Convertible Subordinated Notes were accelerated, the Company would not have the liquidity to pay the full amount of principal and interest.

         The $140.3 million aggregate principal balance of the Convertible Subordinated Notes is due for repayment in 2002 and 2003. Based on the Company's expectations regarding the prospects of its industry and the general economic outlook for the foreseeable future, the Company does not currently believe that it will have sufficient available liquid resources to repay the principal balance of the Convertible Subordinated Notes at maturity in October 2002 ($54.0 million) and June 2003 ($86.3 million). Other than cash flow from operations, the Company's primary source of cash is its Senior Credit Facility. The commitments under the Senior Credit Facility expire on the earlier of December 14, 2003 or six months before the first maturity of the Convertible Subordinated Notes if the Company has not secured a commitment to refinance the Convertible Subordinated Notes satisfactory to the lenders under the Senior Credit Facility. Furthermore, the Senior Credit Facility prohibits prepayment of the Convertible Subordinated Notes. In addition, the Company believes that there is uncertainty regarding its ability to refinance the Convertible Subordinated Notes. The Company's ability to repay or refinance any Convertible Subordinated Notes and to meet its other financial obligations, depends on the availability of new sources of funding, which will in turn depend on the Company's operating performance, the state of the financial markets and other factors at the time that the Company wants to repay or refinance these outstanding notes. Accordingly, the Company makes no assurance that it will be able to meet its obligations to repay or refinance the Convertible Subordinated Notes when they become due. If the Company is unable to repay or refinance the Convertible Subordinated Notes, the Company will be forced to adopt an alternative strategy that may include actions such as selling assets, restructuring or refinancing its indebtedness or seeking additional capital.

         To refinance and extend the maturity of the Convertible Subordinated Notes, the Company had commenced an exchange offer (the "Exchange Offer") on March 8, 2001 for all outstanding Convertible Subordinated Notes. The Exchange Offer expired on August 15, 2001 and the Company has not received the minimum face value of Convertible Subordinated Notes necessary to meet the threshold set as a condition to the consummation of the Exchange Offer. While the Company intends to continue in discussions with the holders of the Convertible Subordinated Notes with respect to a restructuring of such indebtedness, there can be no assurance that the Company will be able to reach agreement with such holders with respect to a restructuring or otherwise refinance or repay such notes.

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

         In connection with the reorganization, the Company recorded restructuring and other charges in the first and second quarter of 2001 of $1.4 million and $0.5 million, respectively.

         The following table displays the activity and balances of the accrued restructuring and other charges for the six months ended June 30, 2001 (in thousands):


                                                                         Additional
                                                         Accrual           Charges                             Accrual
                                                        12/31/00           Accrued         Amount Paid         6/30/01
                                                        --------         ----------        -----------         -------
         Employee termination costs                     $    107          $  1,248          $  (1,355)          $   --
         Facilities exit costs                             1,262               193               (678)             777
         Other                                               285               414               (490)             209
                                                        --------          --------          ---------           ------
         Total                                          $  1,654          $  1,855          $  (2,523)          $  986
                                                        ========          ========          =========           ======

         During July 2001, the Company continued its restructuring efforts with the elimination of 86 additional positions; therefore, restructuring charges will continue to be incurred in the third quarter of 2001.

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

         The aggregate purchase (net of assumed liabilities) paid by the Company to AVSDC for the assets was approximately $21.7 million (which included $13.7 million for a subordinated note issued by KAV described below) and warrants which the Company issued to other entities to purchase 220,000 shares of the Company's common stock. In connection with the transaction, the Company acquired a portion of AVSDC's non-inventory assets and assumed a portion of AVSDC's accounts payable and accrued expenses. Also, in connection with the acquisition, the Company and AVS established an off-balance sheet joint venture, KAV, which acquired substantially all of the inventory of AVSDC for an aggregate purchase price of approximately $148.6 million, of which approximately $105.5 million was paid in cash, $27.4 million was paid by delivery of two 14% five-year senior subordinated notes (each in the original principal amount of $13.7 million) and approximately $15.7 million which was paid by delivery of a 14% five-year subordinated note. One of the $13.7 million senior subordinated notes was purchased by the Company as part of the acquisition. AVS and the Company posted letters of credit in favor of Bank of America, N.A., as agent under KAV senior credit facility, in the amounts of $8.5 million and $6.5 million, respectively. The letters of credit may be drawn upon by Bank of America if there shall occur an event of default under the KAV senior credit facility.

         During July 2001, KAV's senior lender advised KAV that it is not in compliance with certain of the financial covenants contained in KAV's senior credit facility resulting in a default under such facility. Except for limiting future advances for certain limited KAV operating expenses, the lender has not exercised remedies afforded to it under the KAV senior credit facility, although it has reserved its right to exercise all such remedies. Such remedies include, among other things,
         (i) foreclosure upon the inventory, assets and other collateral securing the loan, (ii) drawing upon the AVS letter of credit and the Kellstrom letter of credit, (iii) accelerating amounts due under the loan and (iv) terminating the consignment agreement between Kellstrom and KAV.

         These acquisitions were accounted for using the purchase method of accounting for business combinations and accordingly, those companies' operating results have been included in the Company's results of operations since the dates of acquisition.

         NOTE 5 - GOODWILL

         At June 30, 2001, management believes the net book value of goodwill is recoverable from future cash flows over the remaining amortization period. However, the business environment in which the Company is operating is changing rapidly. In addition, the Company's liquidity situation (see Note 2) and the resultant actions taken by management in 2001 to restructure the Company (see Note 3) will result in management continuing to review during 2001 the recoverability of all long-lived assets, including goodwill. In light of the Company's current operating environment, future projected cash flows may be subject to significant variability. As a result, it is possible that the Company will recognize impairment charges related to goodwill in the future.

         NOTE 6 - INCOME TAXES

         Income tax expense for the three and six month periods ended June 30, 2001 and 2000 is summarized as follows (in thousands):

                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                         June 30,
                                                                  ----------------------           ------------------------
                                                                    2001            2000             2001             2000
                                                                  -------           ----           -------           ------
         Current:
           Federal                                                 (7,339)           636            (7,339)            (560)
           State and local                                             --             --                --                1
                                                                  -------           ----           -------           ------
                                                                   (7,339)           636            (7,339)            (559)
         Deferred                                                  31,708            202            28,773            1,791
                                                                  -------           ----           -------           ------
         Provision for income taxes                                24,369            838            21,434            1,232
                                                                  -------           ----           -------           ------

         As a result of the increased losses incurred during the second quarter, the Company has established a valuation allowance to offset the deferred tax assets. The valuation allowance will be maintained until it is more likely than not that these deferred tax assets will be realized. The evaluation of the valuation allowance is performed on a consolidated basis.

         The reconciliation of the federal statutory rate and the Company's effective tax rate for the three and six month periods ended June 30, 2001 and 2000 is as follows (in thousands):

                                                                    Three Months Ended                 Six Months Ended
                                                                          June 30,                         June 30,
                                                                  ----------------------           ------------------------
                                                                    2001            2000            2001              2000
                                                                  -------           ----           -------           ------
         Computed "expected" tax expense (benefit)                 (5,648)           780            (8,541)           1,151
         State income tax (benefit), net of federal benefit          (711)            67              (884)              84
         Foreign sales corporation benefit                             --            (90)               --             (166)
         Increase in valuation allowance                           30,597             --            30,597               --
         Permanent differences                                        131             81               262              163
                                                                  -------           ----           -------           ------
         Actual tax expense                                        24,369            838            21,434            1,232
                                                                  =======           ====           =======           ======

         The Company's deferred tax balances at June 30, 2001 and December 31, 2000 are summarized below (in thousands):

                                                                            June 30,        December 31,
                                                                              2001              2000
                                                                            --------        ------------
         Gross deferred tax asset                                             39,606            40,718
         Valuation allowance                                                 (30,597)               --
                                                                            --------          --------
                                                                               9,009            40,718
         Deferred tax liability                                               (9,009)          (11,944)
                                                                            --------          --------
         Net deferred tax asset                                                   --            28,774
                                                                            --------          --------

NOTE 7 - EARNINGS PER SHARE

         Diluted earnings per share for the three and six month periods ended June 30, 2001 and 2000 were calculated as follows (in thousands):

                                                                   Three Months Ended                 Six Months Ended
                                                                        June 30,                          June 30,
                                                               ---------------------------       ---------------------------
                                                                  2001              2000            2001              2000
                                                               ----------        ---------       ----------        ---------
         Net income                                            $  (40,505)       $   1,392       $  (45,837)       $   2,056
                                                               ----------        ---------       ----------        ---------
         Net income available to common and
           common equivalent shares                            $  (40,505)       $   1,392       $  (45,837)       $   2,056
                                                               ==========        =========       ==========        =========
         Weighted average number of common shares
           outstanding - basic                                     11,911           11,911           11,911           11,911
         Dilutive common stock equivalents from stock
           options and warrants based on the treasury
           stock method                                                --                8               --               35
                                                               ----------        ---------       ----------        ---------
         Weighted average number of common shares
           outstanding - diluted                                   11,911           11,919           11,911           11,946
                                                               ==========        =========       ==========        =========

         At June 30, 2001, options and warrants to purchase 4,367,188 shares of common stock were outstanding but were not included in the computation of diluted EPS because their inclusion would have been antidilutive. At June 30, 2000, options and warrants to purchase 3,858,470 shares of common stock were outstanding but were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares during the period. In addition, conversion of the Convertible Subordinated Notes was not assumed for any period because they would have had an antidilutive effect on EPS.

         NOTE 8 - SEGMENT REPORTING

         During the first quarter of 2001, the Company combined its Commercial Engine Parts, Whole Engine and Aircraft, and Airframe Avionics and Rotables segments into the Commercial segment. The Commercial segment is involved in the business of purchasing, overhauling (primarily through subcontractors), reselling and leasing of aircraft parts, aircraft engines and engine parts. The Commercial segment specializes in providing engines and engine parts for large turbo-fan engines manufactured by CFM International, General Electric, Pratt & Whitney and Rolls Royce; leasing and reselling whole engines and aircraft; and selling a wide variety of aircraft rotables and expendable components including flight data recorders, electrical and mechanical equipment and radar and navigation systems. The Defense segment is an after-market reseller of aircraft parts and turbojet engines and engine parts for helicopters and large transport aircraft. The segment's primary focus is on the Lockheed Martin C-130 Hercules aircraft, a widely used military transport aircraft, the Allison (Rolls Royce) T56/501 engine, which powers this aircraft and the Allison 250, with approximately 16,000 units actively in use by helicopters. The Company entered the Defense segment in 1997 with the acquisition of Aero Support USA, Inc. The acquisition of Certified Aircraft Parts, Inc. on April 29, 1999 enhanced the Company's presence in this market segment.

         The Company has not historically allocated certain selling, general and administrative expenses, interest expense or income taxes to its business segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                                      (In thousands)                      (In thousands)
                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30,                            June 30,
                                                               ----------------------------        ----------------------------
                                                                  2001              2000              2001              2000
                                                               ----------        ----------        ----------        ----------
         REVENUES
         Commercial                                            $   73,361        $   64,573        $  139,433        $  121,849
         Defense                                                   16,416            17,674            32,287            34,869
                                                               ----------        ----------        ----------        ----------
           Total revenue                                       $   89,777        $   82,247        $  171,720        $  156,718
                                                               ==========        ==========        ==========        ==========
         GROSS MARGIN
         Commercial                                            $    5,118        $   15,496        $   19,850        $   29,900
         Defense                                                    5,702             6,421            11,411            12,515
                                                               ----------        ----------        ----------        ----------
           Total gross margin                                  $   10,820        $   21,917        $   31,261        $   42,415
                                                               ==========        ==========        ==========        ==========

         OPERATING (LOSS) INCOME
         Commercial                                            $   (7,761)       $    7,863        $   (8,112)       $   14,446
         Defense                                                    1,674             3,109             4,104             5,823
         Unallocated                                               (3,145)           (2,280)           (6,246)           (4,222)
                                                               ----------        ----------        ----------        ----------
           Total Operating (Loss) Income                       $   (9,232)       $    8,692        $  (10,254)       $   16,047
                                                               ==========        ==========        ==========        ==========

                                                                June 30,        December 31,
                                                                  2001               2000
                                                               ----------       ------------
         INVENTORIES AND EQUIPMENT UNDER LEASE
         Commercial                                            $  248,520        $  246,304
         Defense                                                   53,056            47,891
                                                               ----------        ----------
           Total Inventories and Equipment Under Lease         $  301,576        $  294,195
                                                               ==========        ==========

         NOTE 9 - COMPREHENSIVE INCOME

         The Company's total comprehensive (loss) income, comprised of net
         (loss) income and foreign currency translation adjustments, for the three and six month periods ended June 30, 2001 and 2000 was as follows (in thousands):

                                                                   Three Months Ended                 Six Months Ended
                                                                         June 30,                        June 30,
                                                               --------------------------        --------------------------
                                                                  2001             2000             2001             2000
                                                               ----------        --------        ----------        --------
         Net (loss) income                                     $  (40,505)       $  1,392        $  (45,837)       $  2,056

         Foreign currency translation adjustments                     (28)             (5)              (28)            (11)
                                                               ----------        --------        ----------        --------
         Other comprehensive loss, net of taxes                       (28)             (5)              (28)            (11)
                                                               ----------        --------        ----------        --------
           Total Comprehensive (loss) income                      (40,533)       $  1,387        $  (45,865)       $  2,045
                                                               ==========        ========        ==========        ========

         NOTE 10 - OTHER MATTERS

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

         NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 on January 1, 2001, did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

         In July 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 141, "Goodwill and Other Intangible Assets" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.

         In July 2001, the Financial Accounting Standards Board also issued Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

         The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

         SFAS 141 will require upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         And finally, any unamortized negative goodwill existing at the date SFAS 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $91.7 million, unamortized identifiable intangible assets in the amount of $3.3 million, and no unamortized negative goodwill, all of which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $3.5 million and $2.0 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

         This report and the documents that are incorporated by reference into this report contain "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words "believes," "expects," "anticipates," or similar expressions are generally considered to be forward-looking statements. Specifically, this report and the documents incorporated into this report by reference contain forward-looking statements, including the following:

         - the Company's beliefs regarding growth and trends in the airline industry;

         - the Company's strategies, plans and objectives and expectations concerning the Company's future market position, operations, cash flow, margins, revenue, profitability, liquidity and capital resources;

         - the Company's plans to integrate acquired inventories and businesses;

         - the Company's plans to improve financial controls, management controls, reporting systems and procedures; and

         The forward-looking statements reflect the Company's current view about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors the Company discusses elsewhere in this report and in the section "Risk Factors" in the Company's most recent Annual Report on Form 10-K, and in the documents that are incorporated into this report by reference, could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

         -        continued net losses;

         - adverse consequences relating to the Company's substantial debt;

         - the Company's ability to comply with the financial covenants contained in its Senior Debt Facilities (as defined below);

         - the Company's ability to repay its 5 3/4% convertible subordinated notes due October 15, 2002 (the "5 3/4% Notes") and its 5 1/2% convertible subordinated notes due June 15, 2003 (the "5 1/2% Notes," and together with the 5 3/4% Notes, the "Convertible Subordinated Notes") and other indebtedness when due;

         - the Company's ability to reach an agreement with its senior lenders with regard to a waiver of certain covenant violations and an amendment to the financial covenants contained in its Senior Debt Facilities and the Company's ability to thereafter comply with such financial covenants;

         - the likelihood that KAV's senior lender will exercise remedies afforded to it as a result of the

                  Company's default under KAV's senior credit facility and the impact of such remedies on the Company;

         - the likelihood that the Company's senior lenders will exercise remedies afforded to them as a result of the Company's default under its Senior Debt Facilities and the impact of such remedies on the Company;

         - restrictions on the Company's business and operations imposed by its credit facility with Bank of America, N.A. (the "Senior Credit Facility") and the 13% senior subordinated notes due 2007 held by Key Principal Partners, L.L.C. (the "Key Notes" and together with the Senior Credit Facility, the "Senior Debt Facilities");

         - the Company's ability to effectively integrate acquired companies;

         -        further write-downs of the Company's inventory;

         - fluctuations in demand for the Company's products, which are dependent upon the condition of the airline industry;

         - the Company's ability to acquire adequate inventory and to obtain favorable pricing for its inventory;

         - the Company's ability to arrange for the servicing of its inventory by third-party contractors before resale or lease;

         -        possible product liability claims;

         -        customer concentrations; and

         -        competitive pricing for the Company's products.

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

         The airframe and engine parts aftermarket experienced a downturn during 2000, which has continued into 2001. As a result, a number of companies in the industry have encountered financial difficulties. Consequently, many companies within the industry have been forced to sell inventory at reduced prices in order to generate cash. The Company's gross margin and fair value of inventory have been negatively affected by these deteriorating conditions. Additionally, according to reports by a few large airlines, during 2001, the airline industry has begun to experience a slowdown in overall traffic, which the Company's management believes has reduced demand for aftermarket parts. As a result, during the fourth quarter of 2000 and the second quarter of 2001, the Company recorded an inventory write-down and an impairment of equipment under operating leases totaling $50.6 million and $5.3 million, respectively. The Company expects to continue to incur operating losses for the remainder of fiscal 2001. In addition, the Company expects 2001 revenues to be significantly lower than pro forma revenues for 2000.

AVSDC ACQUISITION

         On December 1, 2000, the Company acquired the aircraft and engine parts resale business of AVS, which had been operated through AVS' AVSDC subsidiary, for approximately $21.7 million in cash. In connection with the transaction, the Company acquired a portion of AVSDC's non-inventory assets and assumed a portion of AVSDC's accounts payable and accrued expenses. Also, in connection with the acquisition, the Company and AVS established KAV, an off-balance sheet joint venture which acquired substantially all of the inventory of AVSDC for a purchase price of approximately $148.6 million. In connection with the acquisition, KAV entered into the Consignment Agreement with the Company pursuant to which the Company will have the right to sell the inventory acquired by KAV. The Consignment Agreement provides for a consignment fee to Kellstrom of 20% of net sales until certain of KAV's debt instruments have been paid, and 35% thereafter.

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

STRATEGIC RESTRUCTURING

         During the fourth quarter of 2000, the Company initiated the restructuring of its operations in conjunction with the acquisition of the parts business of AVSDC. The Company has continued the restructuring of its operations during the first and second quarters of 2001. The Company has reorganized from four product-oriented divisions to two customer/market focused business units; the Commercial business unit and the Defense business unit. In connection with the restructuring plan, the Company eliminated approximately 120 positions during the fourth quarter of 2000 and 100 positions during the first quarter of 2001. The elimination of positions continued into the third quarter of 2001 with an additional 86 positions eliminated in July 2001. Additionally, the Company is actively pursuing the disposition of seven facilities, which are either owned or leased by the Company. The Company has moved all inventory and most of its operations into the new 545,000 square foot facility in Miramar, Florida which was leased as part of the acquisition of the parts business of AVSDC. As a result of this initiative, the Company recorded restructuring and other charges of $3.0 million, $1.4 million and $0.5 million in the fourth quarter of 2000, the first quarter of 2001 and the second quarter of 2001, respectively, primarily related to facilities closure costs and personnel severance costs.

For the periods indicated, the following table sets forth the percentage of certain income statement items to total revenues derived from the Company's condensed consolidated statements of earnings.

                                                            PERCENTAGE OF TOTAL REVENUES               PERCENTAGE OF TOTAL REVENUES
                                                            ----------------------------               ----------------------------
                                                            THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------               ----------------------------
                                                            2001                   2000                 2001                   2000
                                                            -----                 ------               ------                 -----
Revenue:
  Sales revenues, net                                        93.8%                 94.1%                 93.6%                 92.6%
  Rental revenues                                             6.2%                  5.9%                  6.4%                  7.4%
        Total revenues                                      100.0%                100.0%                100.0%                100.0%
Operating expenses:
  Cost of goods sold                                         77.9%                 68.1%                 74.2%                 66.6%
  Cost of goods sold - inventory write-down                   5.9%                  0.0%                  3.1%                  0.0%
  Depreciation of equipment under operating leases            4.1%                  5.3%                  4.5%                  6.4%
  Selling, general and administrative expenses               19.0%                 14.2%                 20.4%                 14.8%
  Depreciation and amortization expense                       2.7%                  1.9%                  2.7%                  2.0%
  Restructuring and other charges                             0.6%                  0.0%                  1.1%                  0.0%
        Total operating expenses                            110.3%                 89.4%                106.0%                 89.8%
        Operating (loss) income                             -10.3%                 10.6%                 -6.0%                 10.2%
Interest expense, net of interest income                      7.7%                  7.9%                  8.2%                  8.1%
        (Loss) income before income taxes                   -18.0%                  2.7%                -14.2%                  2.1%
Income tax expense                                           27.1%                  1.0%                 12.5%                  0.8%
        Net (loss) income                                   -45.1%                  1.7%                -26.7%                  1.3%

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

         Consolidated sales revenues increased by 8.9% to $84.2 million for the three months ended June 30, 2001 as compared to $77.4 million for the three months ended June 30, 2000. Sales revenues from the Company's Commercial segment increased by $8.1 million. The increase in sales in the Company's Commercial segment was primarily due to the impact of the AVSDC acquisition partially offset by decreases in revenue from the sale of whole engine and aircraft of $2.7 million due to depressed market conditions. Sales revenues from the Company's Defense segment decreased to $16.4 million as compared with $17.7 million for the three months ended June 30, 2001 and June 30, 2000, respectively due to continued market weakness.

         Rental revenues from the Company's Commercial segment increased by 13.9% to $5.6 million for the three months ended June 30, 2001 as compared to $4.9 million for the three months ended June 30, 2000. The increase in rental revenues was primarily due to improvement in the utilization of the aircraft and engine lease portfolio.

         Cost of goods sold increased by 24.9% to $70.0 million for the three months ended June 30, 2001 as compared to $56.0 million for the three months ended June 30, 2000. Gross profit margin, before inventory write-down, on sales decreased to 16.9% for the three months ended June 30, 2001 as compared with 27.6% for the three months ended June 30, 2000. Gross profit margins, before inventory write-down, in the Company's Commercial segment decreased to 13.2% for the three months ended June 30, 2001 as compared to 25.0% for the three months ended June 30, 2000. The decrease in margins, before inventory write-down was largely attributable to market conditions as described above and a decrease in margin on the sale of whole engine and aircraft from 9.5% in 2000 to 2.6% in 2001. Gross profit margins, before inventory write-down, in the Company's Defense segment decreased slightly to 32.2% for the three months ended June 30, 2001 as compared to 36.3% for the three months ended June 30, 2000.

         For the three month period ended June 30, 2001, the Company recorded an inventory write-down of $5.3 million. The write-down was taken as a result of a further decline in the value of the Company's inventory due to the continued weak market conditions existing in the commercial aviation market and specifically in the commercial aviation aftermarket industry. Most notably, according to reports by a few large airlines, during 2001, the airline industry has continued to experience a slowdown in overall traffic. This slowdown has resulted in several airlines announcing that they will retire older generation aircraft earlier than previously anticipated.

The Company's management believes these events have reduced demand for certain of the Company's aftermarket parts. As a result of these market factors, demand for certain of the Company's inventories decreased below anticipated levels which caused a reduction in the time period over which management was willing to hold such inventories.

         Depreciation of equipment under operating leases decreased by 15.3% to $3.7 million for the three months ended June 30, 2001 as compared to $4.3 million for the three months ended June 30, 2000 due to the decrease in the Company's aircraft and engine lease portfolio. Gross profit margin on rental revenues increased to 34.1% during the three months ended June 30, 2001 from 11.4% during the three months ended June 30, 2000. The increase in the gross profit margin was primarily due to improved utilization.

         Selling, general and administrative expenses increased by 46.4% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of total revenues, selling, general and administrative expenses increased to 19.0% in 2001 as compared to 14.2% in 2000. The increase in selling, general and administrative expenses was primarily due to (i) increased personnel costs of $2.4 million in connection with the acquisition of AVSDC and the integration of that business into Kellstrom, (ii) increased rent and leasing expense of $1.4 million related to the Company's new headquarters and (iii) increased bad debt expense of $1.0 million.

         Depreciation and amortization expense increased by 55.3% to $2.4 million for the three months ended June 30, 2001 as compared to $1.6 million for the three months ended June 30, 2000. The increase in depreciation and amortization expense was primarily due to amortization of goodwill related to the Company's recent acquisition and increased depreciation expense associated with the Company's investment in facilities and infrastructure.

         Interest expense (net of interest income) increased by 6.8% to $6.9 million for the three months ended June 30, 2001 as compared to $6.5 million for the three months ended June 30, 2000. The increase in interest expense was primarily driven by an increase in the Company's average debt levels during the second quarter of 2001 as compared to the second quarter of 2000.

         As a result of the increased losses incurred during the second quarter, the Company has recorded a charge of $30.6 million to income tax expense during the three months ended June 30, 2001 to provide a valuation allowance for the majority of its deferred tax assets.

         The Company had a net loss for the three months ended June 30, 2001 of $40.5 million as compared with net income of $1.4 million for the three months ended June 30, 2000. Basic and diluted loss per common share for the three months ended June 30, 2001 was $(3.40) as compared with basic and diluted earnings per common share of $0.12 for the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         Consolidated sales revenues increased by 10.7% to $160.7 million for the six months ended June 30, 2001 as compared to $145.2 million for the six months ended June 30, 2000. Sales revenues from the Company's Commercial segment increased by $18.1 million. The increase in sales in the Company's Commercial segment was primarily due to the impact of the AVSDC acquisition partially offset by decreases in revenue from the sale of whole engine and aircraft of $16.7 million due to depressed market conditions. Sales revenues from the Company's Defense segment decreased to $32.3 million as compared with $34.9 million for the six months ended June 30, 2001 and June 30, 2000, respectively due to continued market weakness.

         Rental revenues from the Company's Commercial segment decreased by 4.3% to $11.0 million for the six months ended June 30, 2001 as compared to $11.5 million for the six months ended June 30, 2000. The decrease in rental revenues was primarily due to a reduction on the size of the aircraft and engine lease portfolio partially offset by an improvement in the utilization of the aircraft and engine lease portfolio.

         Cost of goods sold, before inventory write-down, increased by 22.1% to $127.4 million for the six months ended June 30, 2001 as compared to $104.3 million for the six months ended June 30, 2000. Gross profit margin, before inventory write-down, on sales decreased to 20.7% for the six months ended June 30, 2001 as compared with 28.1% for the six months ended June 30, 2000. Gross profit margins, before inventory write-down, in the Company's Commercial segment decreased to 17.4% for the six months ended June 30, 2001 as compared to 25.7% for the six months ended June 30, 2000. The decrease in margins was largely attributable to market conditions as described above and a decrease in margin on the sale of whole engine and aircraft from 12.3% for the six months ended June 30, 2000 to 6.1% for the six months ended June 30, 2001. Gross profit margins, before inventory write-down, in the Company's Defense segment decreased slightly to 34.0% for the six months ended June 30, 2001 as compared to 35.9% for the six months ended June 30, 2000.

         For the six months ended June 30, 2001, the Company recorded an inventory write-down of $5.3 million. The write-down was taken as a result of the continued decline in the value of the Company's inventory due to the continuing downturn the airframe and engine parts aftermarket is experiencing. A number of companies in the industry have encountered financial difficulties. Consequently, many companies within the industry have been forced to sell inventory at reduced prices in order to generate cash. The Company's gross margin and fair value of inventory have been negatively affected by these deteriorating conditions. Additionally, according to reports by a few large airlines, during 2001, the airline industry has begun to experience a slowdown in overall traffic, which the Company's management believes has reduced demand for aftermarket parts.

         Depreciation of equipment under operating leases decreased by 22.1% to $7.8 million for the six months ended June 30, 2001 as compared to $10.0 million for the six months ended June 30, 2000 due to the decrease in the Company's aircraft and engine lease portfolio. Gross profit margin on rental revenues increased to 29.6% in 2001 from 13.5% in 2000. The increase in the gross profit margin was primarily due to improved utilization.

         Selling, general and administrative expenses increased by 50.5% for the six months ended June 30, 2001 as compared the six months ended June 30, 2000. As a percentage of total revenues, selling, general and administrative expenses increased to 20.4% as compared with 14.8% for the six months ended June 30, 2001 and 2000, respectively. The increase in selling, general and administrative expenses was primarily due to (i) increased personnel costs of $5.6 million in connection with the acquisition of AVSDC and the integration of such business into Kellstrom, (ii) increased rent and leasing expense of $3.0 million related to the Company's new headquarters, (iii) restructuring and other charges of $1.9 million and (iv) increased bad debt expense of $1.8 million.

         Depreciation and amortization expense increased by 49.7% to $4.6 million for the six months ended June 30, 2001 as compared to $3.1 million for the six months ended June 30, 2000. The increase in depreciation and amortization expense was primarily due to amortization of goodwill related to the Company's recent acquisition and increased depreciation expense associated with the Company's investment in facilities and infrastructure.

         Interest expense (net of interest income) increased by 10.9% to $14.1 million for the six months ended June 30, 2001 as compared to $12.8 million for the six months ended June 30, 2000. The increase in interest expense was primarily driven by an increase in the Company's average debt levels during the first six months of 2001 as compared with the second quarter of 2000.

         As a result of the increased losses incurred during the second quarter, the Company has recorded a charge of $30.6 million to income tax expense during the six months ended June 30, 2001 to provide a valuation allowance for the majority of its deferred tax assets.

         The Company had a net loss for the six months ended June 30, 2001 of $45.8 million as compared with net income of $2.1 million for the six months ended June 30, 2000. Basic and diluted loss per common share for the six months ended June 30, 2001 was $(3.85) as compared with basic and diluted earnings per common share of $0.17 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, the Company's liquidity and capital resources included working capital of $31.1 million. At June 30, 2001, total outstanding debt, including capital lease obligations, was $358.2 million as compared to $352.3 million as of December 31, 2000. As of June 30, 2001, the outstanding principal balance on the Company's Convertible Subordinated Notes was $140.3 million and the Company had contractual lines of credit totaling up to $256.7 million, of which $179.8 million was outstanding and $22.4 million was available based on borrowing base limitations.

         The Company is highly leveraged with total outstanding debt of $358.2 million. For the second half of 2001, the Company has debt service obligations of $14.2 million, including principal and interest (assuming that the Company is required to pay default interest). The Company is also incurring significant losses and using its cash flow to fund such losses and expects this to continue in the second half of 2001. In addition, if there is availability under the Senior Credit Facility, the Company has the obligation to purchase certain assets under its capital lease obligations for $9.3 million. Currently, the Company's only sources of funds to meet its debt service obligations and to fund its losses during the second half of 2001 are (1) availability of funds under the Senior Credit Facility and (2) cash flow from operations. As of June 30, 2001, the Company had only $22.4 million of availability under the Senior Credit Facility.

         The Company will only have access to available funds under the Senior Credit Facility if either (1) the Company maintains compliance with certain financial ratios and tests and it complies with its other Senior Credit Facility covenants, including the obligation to timely pay all interest and principal due under the Senior Credit Facility and other debt, or (2) the Company receives a forbearance from its Senior Credit Facility for any such defaults. As of June 30, 2001, the Company was not in compliance with the financial ratios and tests specified in the Senior Credit Facility and consequently was in default under the terms of its Senior Credit Facility. These lenders under the Senior Credit Facility ("the Senior Lenders") have agreed to forbear in regards to these covenant violations until at least October 1, 2001. The Company is currently in the process of pursuing a waiver of its noncompliance with financial covenants and an amendment to the financial covenants contained in its Senior Credit Facility with its Senior Lenders. As a condition to such forbearance, the Company has agreed to reduce the maximum amount that it may borrow under its Senior Credit Facility to $220 million. During such forbearance period, the Company has agreed to pay default interest at the bank's prime rate plus 250 basis points and to reduce its borrowing capacity under the Senior Credit Facility. As a result of the default under the Senior Credit Facility, the Senior Lenders have the right to enforce a payment blockage with respect to any payments of interest or principal on all junior debt. As part of the forbearance agreement, the Senior Lenders have specifically reserved the right to do so.

         If the Company does not reach an agreement with the Senior Lenders with regards to a waiver of the covenant violations and an amendment to the financial covenants prior to October 1, 2001, the Senior Lenders could exercise all rights and remedies available to them in an Event of Default under the Senior Credit Facility, including preventing from making new borrowings under the Senior Credit Facility or declaring all amounts outstanding, together with accrued interest, to be immediately due and payable. Substantially all of the Company's assets are pledged as collateral security for the Senior Credit Facility. If the Company were unable to repay all outstanding amounts under its senior debt, the Senior Lenders could proceed against the collateral granted to them to secure that indebtedness, and any proceeds realized upon the sale of this collateral would be used first to satisfy all amounts outstanding under the Company's Senior Credit Facility, and thereafter, any of the Company's other liabilities.

         The Company currently owes $30.0 million under Senior Subordinate Notes that were issued on November 13, 2000 to Key Principal Partners LLC ("Key"). The Key Notes require the Company to maintain specified financial ratios and satisfy certain financial tests. As of June 30, 2001, the Company was not in compliance with these ratios and tests and has therefore classified the Key Notes as a current liability on that date. Key has agreed to forbear in regards to these covenant violations until at least October 1, 2001. The Company is currently in the process of pursuing a waiver of its noncompliance with these financial ratios and an amendment to the financial covenants contained in the Key Notes. If Key does not grant a waiver and amendment to the financial covenants, then Key would have the right to accelerate the principal and interest. As a result of the Company's current default under its Senior Credit Facility discussed above, the Senior Lenders have the ability to block any payment of interest or principal on the Key
Notes, including those interest payments on September 15, 2001 and December 15, 2001. If the Company does not make its interest payments, then Key would have the right to accelerate the principal and interest due on the Key Notes. If the Key Notes are accelerated, the Company would not have the liquidity to pay the full amount of principal and interest.

         The Company's ability to continue as a going concern will depend upon the Company obtaining a waiver from its senior lenders with regards to its non-compliance with financial covenants and an amendment to its existing Senior Revolving Credit Facility and Key Notes. In addition, the Company's ability to continue as a going concern will depend upon, among other factors, the Company's operating performance, including its ability to implement its business strategy, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. Failure to amend the financial covenants under its Senior Credit Facility and the Key Notes or service its indebtedness will have a material adverse effect on the Company's ability to operate as a going concern. The Company would be forced to adopt an alternative strategy that may include actions such as selling assets, restructuring or refinancing its indebtedness or seeking additional capital. This could impact the carrying values and classification of the Company's assets and liabilities; however, no adjustment to the carrying value or classification have been reflected in these financial statements.

         The Company currently has $54.0 million of 5 3/4% Convertible Subordinated Notes due 2002 and $86.3 million of 5 1/2% Convertible Subordinated Notes due 2003. As a result of the Company's current default under its Senior Credit Facility discussed above, the Senior Lenders have the ability to block any payment of interest or principal on the Convertible Subordinated Notes, including those interest payments due on October 15, 2001 and December 15, 2001. If the Company does not make its interest payments, then the holders of the Convertible Subordinated Notes would have the right to accelerate the principal and interest due on the Convertible Subordinated Notes. If the Convertible Subordinated Notes were accelerated, the Company would not have the liquidity to pay the full amount of principal and interest.

         The $140.3 million aggregate principal balance of the Convertible Subordinated Notes is due for repayment in 2002 and 2003. Based on the Company's expectations regarding the prospects of its industry and the general economic outlook for the foreseeable future, the Company does not currently believe that it will have sufficient available liquid resources to repay the principal balance of the Convertible Subordinated Notes at maturity in October 2002 ($54.0 million) and June 2003 ($86.3 million). Other than cash flow from operations, the Company's primary source of cash is its Senior Credit Facility. The commitments under the Senior Credit Facility expire on the earlier of December 14, 2003 or six months before the first maturity of the Convertible Subordinated Notes if the Company has not secured a commitment to refinance the Convertible Subordinated Notes satisfactory to the lenders under the Senior Credit Facility. Furthermore, the Senior Credit Facility prohibits prepayment of the Convertible Subordinated Notes. In addition, the Company believes that there is uncertainty regarding its ability to refinance the Convertible Subordinated Notes. The Company's ability to repay or refinance any Convertible Subordinated Notes and to meet its other financial obligations, depends on the availability of new sources of funding, which will in turn depend on the Company's operating performance, the state of the financial markets and other factors at the time that the Company wants to repay or refinance these outstanding notes. Accordingly, the Company makes no assurance that it will be able to meet its obligations to repay or refinance the Convertible Subordinated Notes when they become due. If the Company is unable to repay or refinance the Convertible Subordinated Notes, the Company will be forced to adopt an alternative strategy that may include actions such as selling assets, restructuring or refinancing its indebtedness or seeking additional capital.

         To refinance and extend the maturity of the Convertible Subordinated Notes, the Company had commenced an exchange offer (the "Exchange Offer") on March 8, 2001 for all $54 million of its outstanding 5 3/4% Notes and all $86.3 million of its outstanding 5 1/2% Notes. The Exchange Offer expired on August 15, 2001 and the Company has not received the minimum face value of Convertible Subordinated Notes necessary to meet the threshold set as a condition to the consummation of the Exchange Offer. While the Company intends to continue in discussions with the holders of the Convertible Subordinated Notes with respect to a restructuring of such indebtedness, there can be no assurance that the Company will be able to reach agreement with such holders with respect to a restructuring or otherwise refinance or repay such notes.

         During July 2001, KAV's senior lender advised KAV that it is not in compliance with certain of the financial covenants contained in KAV's senior credit facility resulting in a default under such facility. Except for limiting future advances for certain limited KAV operating expenses, the lender has not exercised remedies afforded to it under the KAV senior credit facility, although it has reserved its right to exercise all such remedies. Such remedies include, among other things, (i) foreclosure upon the inventory, assets and other collateral securing the loan, (ii) drawing upon the $8.5 million AVS letter of credit and the $6.5 million Kellstrom letter of credit, (iii) accelerating amounts due under the loan and (iv) terminating the consignment agreement between Kellstrom and KAV.

         Cash flows provided by operating activities for the six months ended June 30, 2001 was $0.8 million compared with $19.9 million for the six months ended June 30, 2000. The primary uses of cash from operating activities were an increase in inventory of $28.0 million partially offset by a decrease in accounts receivable of $14.5 million and a decrease in equipment under operating leases of $11.2 million.

         Cash flows used in investing activities for the six months ended June 30, 2001 was $4.1 million compared with $5.5 million for the six months ended June 30, 2000. The primary use of cash for investing activities purchases of property, plant and equipment of $2.8 million.

         Cash flows provided by financing activities for the six months ended June 30, 2001 was $3.3 million compared with $10.9 million used in financing activities for the six months ended June 30, 2000. The primary source of cash from financing activities is an increase in borrowings under the Company's line of credit agreement of $6.2 million.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 on January 1, 2001, did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

         In July 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 141, "Goodwill and Other Intangible Assets" ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as business combinations completed after June 30, 2001. SFAS 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.

         In July 2001, the Financial Accounting Standards Board also issued Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives rather than their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

         The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

         SFAS 141 will require upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         And finally, any unamortized negative goodwill existing at the date SFAS 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $91.7 million, unamortized identifiable intangible assets in the amount of $3.3 million, and no unamortized negative goodwill, all of which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $3.5 million and $2.0 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness outstanding under the Company's Senior Credit Facility. The Senior Credit Facility, which expires in 2003 or six months before the first maturity of the Convertible Subordinated Notes if the Company has not secured a commitment to refinance the Convertible Subordinated Notes satisfactory to the lenders under the Senior Credit Facility, bears interest at the bank's prime rate plus 0-50 basis points or, at the Company's option, LIBOR plus 150-250 basis points (provided that such Libor-based borrowing rate is not available to the Company during the forbearance by the lenders under the Company's Senior Credit Facility at which time the Company shall pay default interest at the bank's prime rate plus 250 basis points). These variable interest rates are subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At June 30, 2001, the Company had approximately $179.8 million in variable rate indebtedness outstanding under this credit facility, representing approximately 52% of the Company's total debt outstanding, at an average interest rate of 6.36% as of June 30, 2001. An increase in interest rates by 1% would have a $1.2 million annual impact on net income.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         As of June 30, 2001, the Company was not in compliance with the financial ratios and tests specified in the Senior Credit Facility and consequently was in default under the terms of its Senior Credit Facility. These lenders under the Senior Credit Facility have agreed to forbear in regards to these covenant violations until October 15, 2001, although the date may be accelerated by the lenders to October 1, 2001. The Company is currently in the process of pursuing a waiver of its noncompliance with the financial covenants and an amendment to the financial covenants with its Senior Lenders. As a condition to such forbearance, the Company has agreed to reduce the maximum amount that it may borrow under the revolving credit portion of its Senior Credit Facility to $220 million. During such forbearance period, the Company has agreed to pay default interest and to reduce its borrowing capacity under the Senior Credit Facility. As a result of the default under the Senior Credit Facility, the Senior Lenders have the right to enforce a payment blockage with respect to any payments of interest or principal on all junior debt.

         The Company currently owes $30.0 million under Senior Subordinate Notes ("Key Notes") that were issued on November 13, 2000 to Key Principal Partners LLC ("Key"). The Key Notes (as defined below) require the Company to maintain specified financial ratios and satisfy certain financial tests. As of June 30, 2001, the Company was not in compliance with these ratios and tests and has therefore classified the Key Notes as a current liability as of that date. Key has agreed to forbear in regards to these covenant violations until October 15, 2001 or such earlier date as the forbearance under the Senior Credit Facility shall terminate. The Company is currently in the process of pursuing a waiver of its noncompliance with these financial ratios and an amendment to the financial covenants contained in the Key Notes. If Key does not grant a waiver and amendment to the financial covenants, then Key would have the right to accelerate the principal and interest. As a result of the Company's current default under its Senior Credit Facility discussed above, the Senior Lenders have the ability to block any payment of interest or principal on the Key Notes, including those interest payments due on September 15, 2001 and December 15, 2001. If the Company does not make its interest payments, then Key would have the right to accelerate the principal and interest due on the Key Notes. If the Key Notes are accelerated, the Company would not have the liquidity to pay the full amount of principal and interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

         The pro forma condensed consolidated statement of operations of the Company for the six months ended June 30, 2001 are the Company's actual results, as they reflect the operations of AVSDC for the entire period presented. The pro forma condensed consolidated statement of operations of the Company for the six months ended June 30, 2000 are based on historical financial statements of the Company and have been adjusted to reflect the acquisition of AVSDC as though the companies had combined at the beginning of the period being reported.

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

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
            Pro Forma Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                 Six Months Ended June 30,
                                                                                --------------------------
                                                                                  2001              2000
                                                                                --------         ---------
                                                                                 Actual          Pro Forma
                                                                                --------         ---------
Sales revenues, net                                                             $160,700         $267,918
Rental revenues                                                                   11,020           11,519
                                                                                --------         --------
   Total revenues                                                                171,720          279,437

Cost of goods sold                                                               127,369          205,082
Cost of goods sold - inventory write-down                                          5,330
Depreciation of equipment under operating leases                                   7,760            9,964
Selling, general and administrative expenses                                      35,014           38,750
Depreciation and amortization                                                      4,646            5,194
Restructuring and other charges                                                    1,855               --
                                                                                --------         --------
   Total operating expenses                                                      181,974          258,990

Operating (loss) income                                                          (10,254)          20,447

Interest expense, net of interest income                                          14,149           14,400
                                                                                --------         --------

(Loss) income before income taxes                                                (24,403)           6,047

Income tax (benefit) expense                                                      21,434            2,255
                                                                                --------         --------
Net (loss) income                                                               $(45,837)        $  3,792
                                                                                ========         ========

(Loss) earnings per common share - basic                                        $  (3.85)        $   0.32
                                                                                ========         ========

(Loss) earnings per common share - diluted                                      $  (3.85)        $   0.31
                                                                                ========         ========

Weighted average number of common shares
   outstanding - basic                                                            11,911           11,911
                                                                                ========         ========

Weighted average number of common shares
   outstanding - diluted                                                          11,911           12,314
                                                                                ========         ========

Unaudited - See accompanying notes to pro forma condensed consolidated statements of earnings.

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
            Pro Forma Condensed Consolidated Statements of Operations
                         Six Months Ended June 30, 2000
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                               HISTORICAL
                                                                        -------------------------       -----------       ---------
                                                                                                         PRO FORMA        PRO FORMA
                                                                        KELLSTROM          AVSDC        ADJUSTMENTS        COMBINED
                                                                        ---------        --------       -----------       ---------
Sales revenues, net                                                      $145,199        $124,923         $ (2,204)        $267,918
Rental revenues                                                            11,519              --               --           11,519
                                                                         --------        --------         --------         --------
   Total revenues                                                         156,718         124,923           (2,204)         279,437

Cost of goods sold                                                        104,339         101,600           (1,734)         205,082
Cost of goods sold - inventory write-down                                      --                              877               --
Depreciation of equipment under operating leases                            9,964              --               --            9,964
Selling, general and administrative expenses                               23,265          19,809           (4,324)          38,750
Depreciation and amortization                                               3,103           1,609              482            5,194
                                                                         --------        --------         --------         --------
   Total operating expenses                                               140,671         123,018           (4,699)         258,990

Operating income                                                           16,047           1,905            2,495           20,447

Interest expense, net of interest income                                   12,759          16,249            1,641           14,400
                                                                                                           (16,249)
                                                                         --------        --------         --------         --------
Income (loss) before income taxes                                           3,288         (14,344)          17,103            6,047

Income tax expense (benefit)                                                1,232          (5,803)           6,826            2,255

                                                                         --------        --------         --------         --------
Net income (loss)                                                           2,056          (8,541)          10,277            3,792
                                                                         ========        ========         ========         ========

Earnings per common share - basic                                        $   0.17                                          $   0.32
                                                                         ========                                          ========

Earnings per common share - diluted                                      $   0.17                                          $   0.31
                                                                         ========                                          ========

Weighted average number of common shares
   outstanding - basic                                                     11,911                                            11,911
                                                                         ========                                          ========

Weighted average number of common shares
   outstanding - diluted                                                   11,946                                            12,314
                                                                         ========                                          ========

Unaudited - See accompanying notes to pro forma condensed consolidated statement of earnings

                   KELLSTROM INDUSTRIES, INC. AND SUBSIDIARIES
       Notes to Pro Forma Condensed Consolidated Statements of Operations
                         Six Months Ended June 30, 2000
                                 (In thousands)
                                  (Unaudited)

(A) For the purpose of presenting the pro forma condensed consolidated statement of earnings, the following adjustments have been made for the AVSDC acquisition:

         Increase (decrease) in income:
         Reversal of sales between Kellstrom and AVSDC                                                                     $ (2,204)
         Reversal of cost of goods sold between Kellstrom and AVSDC                                                           1,734
         Adjustment to reflect terms under the consignment agreement between Kellstrom and KAV (i)                             (877)
         Elimination of redundant personnel (iv)                                                                              4,324
         Amortization of goodwill and deferred financing costs (ii)                                                            (482)
         Interest expense on debt incurred to finance the acquisition                                                        (1,641)
         Reduction in interest expense due to pay-off of AVSDC debt                                                          16,249
                                                                                                                           --------
                                                                                                                             17,103
         Tax effect of pro forma adjustments and impact of acquisition on the provision for income taxes (iii)               (6,826)
                                                                                                                           --------
         Net adjustments                                                                                                   $ 10,277
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

         (B) - The Company is expected to incur expenses associated with the acquisition of approximately $1.9 million, net of tax.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         10.1     Thirteenth Amendment and Forbearance Agreement dated August 15, 2001 among the
                  Company and Bank of America, N.A., formerly Nationsbank, N.A., as agent for the lenders under the Company's Senior Credit Facility.

         10.2     Forbearance Agreement dated August 15, 2001 among the Company and Key Principal
                  Partners, L.L.C.

         10.3     Fourteenth  Amendment dated August 15, 2001 among the Company and Bank of
                  America, N.A., formerly Nationsbank, N.A., as agent for the lenders under the Company's
                  Senior Credit Facility.

(b)      Reports on Form 8-K.

                  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 15, 2001                              KELLSTROM INDUSTRIES, INC.
                                             (Registrant)


                                             /s/  Oscar E. Torres
                                             --------------------------
                                             Oscar E. Torres
                                             Chief Financial Officer
                                             (principal financial and
                                             accounting officer)

                                  Exhibit Index

EXHIBIT NO.       DESCRIPTION
-----------       -----------
10.1              Thirteenth Amendment and Forbearance Agreement dated August 15, 2001 among the
                  Company and Bank of America, N.A., formerly Nationsbank, N.A., as agent for the lenders under the Company's Senior Credit Facility.

10.2              Forbearance Agreement dated August 15, 2001 among the Company and Key Principal
                  Partners, L.L.C.

10.3              Fourteenth Amendment dated August 15, 2001 among the Company and Bank of
                  America, N.A., formerly Nationsbank, N.A., as agent for the lenders under the Company's
                  Senior Credit Facility.